Form 10QSB
period 2002-07-31
IQUEST NETWORKS INC/BC/
filed 2002-09-20
CIK 1126932

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  JULY  31,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  transition  period  from  __________  to  __________

     Commission  File  Number  0-33299

                              IQUEST NETWORKS INC.
                              --------------------
        (Exact name of Small Business Issuer as specified in its charter)

WYOMING                                                             06-1616453
-------                                                             ----------
(State  or other jurisdiction of                                   (IRS Employer
incorporation)                                              Identification  No.)

                   70 ESSEX STREET, MYSTIC, CONNECTICUT 06355
                   ------------------------------------------
                    (Address of principal executive offices)
                    ----------------------------------------

                                  860-437-3093
                                  ------------
                           (Issuer's telephone number)
                           ---------------------------

        _________________________________________________________________
     (Former name, former address and former fiscal year if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,075,494 SHARES OF COMMON STOCK AS AT SEPTEMBER 20, 2002.

Transitional  Small  Business  Disclosure Format (check one):  Yes [  ]   No [X]

PART  I  FINANCIAL  INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

GENERAL

The Company's unaudited financial statements for the six months ended July 31, 2002 are included with this Form 10-QSB. The unaudited financial statements for the six months ended July 31, 2002 include:

(a)  Balance  Sheet  as  of  July  31,  2002  and  January  31,  2002;
(b)  Statement of Operations - Six months ended July 31, 2002 and July 31, 2001;
(c)  Statement of Cash flows - Six months ended July 31, 2002 and July 31, 2001;
(d) Statement of Stockholder's Equity - Six months ended July 31, 2002 and July 31, 2001;
(e) Statements of Loss from Discontinued Operations - Six months ended July 31, 2002 and July 31, 2001; and
(f)  Notes  to  Financial  Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended July 31, 2002 are not necessarily indicative of the results that can be expected for the fiscal year ending January 31, 2003. The Financial Statements have been reviewed and are on file with the Company's Auditor.

                              IQUEST NETWORKS INC.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 2002
                                  ( Unaudited )
                             (Stated in US Dollars)
                              --------------------


                                                                      Index

Consolidated  Balance  Sheet                                            F-1

Consolidated  Statements  of  Operations                         F-2  -  F3

Consolidated  Statements  of  Cash  Flows                       F-4  -  F-5

Consolidated  Statement  of  Stockholder's  Equity              F-6  -  F-9

Consolidated  Statements  of  Loss  From  Discontinued  Operations     F-10

Notes  to  the  Financial  Statements                           F-11-  F-21

IQUEST  NETWORKS  INC.
(A  Development  Stage  Company)
CONSOLIDATED  BALANCE  SHEETS
July  31,  2002  and  January  31,  2002
(  Unaudited  )
(Stated  in  US  Dollars)
 -----------------------



                                           ASSETS
                                           ------

                                                                 (Unaudited)     (Audited)
                                                                 Six Months      Year end
                                                                  July 31,      January 31,
                                                                    2002           2002
                                                                -------------  -------------
Current
    Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     53,076   $     58,272
    Accounts receivable. . . . . . . . . . . . . . . . . . . .         2,697          3,835
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . .         3,107          1,697
                                                                -------------  -------------

                                                                      58,880         63,804
Capital assets . . . . . . . . . . . . . . . . . . . . . . . .        14,439         16,216
Investment . . . . . . . . . . . . . . . . . . . . . . . . . .       101,216        100,895
Notes receivable . . . . . . . . . . . . . . . . . . . . . . .             -         42,324
                                                                -------------  -------------

                                                                $    174,535   $    223,239
                                                                =============  =============

                                  LIABILITIES
                            -----------------------
Current
    Accounts payable - Note 4. . . . . . . . . . . . . . . . .  $     13,649   $     12,087
    Due to related parties - Note 4. . . . . . . . . . . . . .         7,012          3,133
                                                                -------------  -------------

                                                                      20,661         15,220
                                                                -------------  -------------

                              STOCKHOLDERS' EQUITY
                              ---------------------
Common stock - Note 3
Authorized:
    100,000,000 common shares without par value
Issued:
     10,100,494 common shares (2001: 10,100,494 common shares)     5,212,211      5,212,211
Deficit accumulated during the development stages. . . . . . .    (5,040,204)    (4,981,415)
Accumulated other comprehensive loss . . . . . . . . . . . . .       (18,133)       (22,777)
                                                                -------------  -------------

                                                                     153,874        208,019
                                                                -------------  -------------

                                                                $    174,535   $    223,239
                                                                =============  =============



                                                          SEE ACCOMPANYING NOTES

IQUEST  NETWORKS  INC.
(A  Development  Stage  Company)
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
for  the  three  and  six  months  ended  July  31,  2002,  and  2001 and for the period from February 1, 1997 (Date of Inception of Development Stage) to July 31, 2002
(  Unaudited  )
(Stated  in  US  Dollars)
 -----------------------


                                                                                                         February 1, 1997
                                                                                                             (Date of
                                                                                                           Inception of
                                                                                                           Development
                                     For the three months ended          For the six months ended         (Stage to July
                                     July 31, 2002    July 31, 2001    July 31, 2002    July 31, 2001        31, 2002
                                    ---------------  ---------------  ---------------  ---------------  ------------------
General and Administrative
Expenses
    Amortization of capital assets  $          923   $        1,203   $        1,777   $        1,673   $           9,571
    Automobile expense . . . . . .               -                -                -                -               1,672
    Consulting fees - Note 4 . . .           5,100            5,100           10,200           10,200             275,752
    Filing fees. . . . . . . . . .           1,464            7,600            1,888            7,837              20,791
    Insurance. . . . . . . . . . .               -                -                -                -               1,318
    Management fees. . . . . . . .               -                -                -                -              87,486
    Office and general - Note 4. .           3,620           15,151            7,491           17,364             135,178
    Professional fees - Note 4 . .          11,048           17,220           14,809           24,062             142,167
    Product marketing - Note 4 . .           2,057           18,544            8,740           26,324              45,566
    Rent . . . . . . . . . . . . .           2,236            2,252            6,130            5,332              73,381
    Telephone. . . . . . . . . . .           1,037            1,403            2,556            4,284              41,467
    Transfer agent fees. . . . . .           1,600            1,233            1,832            1,821              17,659
    Travel and entertainment . . .             115                -              115              308              43,917
    Website maintenance. . . . . .               -           16,596                -           22,623              49,316
                                    ---------------  ---------------  ---------------  ---------------  ------------------

Loss  before non-operating . . . .         (29,200)         (86,302)         (55,538)        (121,828)           (985,550)
                                    ---------------  ---------------  ---------------  ---------------  ------------------


IQUEST  NETWORKS  INC.
(A  Development  Stage  Company)
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
for  the  three  and  six  months  ended  July  31,  2002,  and  2001 and for the period from February 1, 1997 (Date of Inception of Development State) to July 31, 2002
(  Unaudited  )    (Stated  in  US  Dollars)
                    -----------------------


                                                                                                                February 1, 1997
                                                                                                               (Date of Inception
                                                                                                                 of Development
                                             For the three months ended        For the six months ended             Stage) to
                                           July 31, 2002    July 31, 2001    July 31, 2002    July 31, 2001      July 31, 2002
                                          ---------------  ---------------  ---------------  ---------------  --------------------

Non-operating loss
    Gain on settlement accounts. . . . .               -                -                -                -                15,833
    payable
    Equity share of loss from. . . . . .          (1,819)         (22,006)          (3,735)         (37,404)             (125,437)
     Investment  - Note 5
    Gain on sale of subsidiary . . . . .               -                -                -                -                   200
    Interest income. . . . . . . . . . .             385                5              484              233                 3,487
    Severance pay - Note 4 . . . . . . .               -                -                -                -               (50,000)
    Loss on disposal of capital assets.               -                -                -                -                (1,400)
                                          ---------------  ---------------  ---------------  ---------------  --------------------
                                                  (1,434)         (22,001)          (3,251)         (37,171)             (157,317)
                                          ---------------  ---------------  ---------------  ---------------  --------------------
Loss from continuing operations. . . . .         (30,634)        (108,303)         (58,789)        (158,999)           (1,142,867)
Loss from discontinued operations
- Schedule I . . . . . . . . . . . . . .               -                -                -                -              (546,870)
                                          ---------------  ---------------  ---------------  ---------------  --------------------

Net loss for the period. . . . . . . . .         (30,634)        (108,303)         (58,789)        (158,999)           (1,689,737)
   Other comprehensive income (loss)
     Foreign currency adjustments. . . .           4,527             (947)           4,644           (1,154)              (18,133)
                                          ---------------  ---------------  ---------------  ---------------  --------------------

Comprehensive loss . . . . . . . . . . .  $      (26,107)  $     (109,250)  $      (54,145)  $     (160,153)  $        (1,707,870)
                                          ===============  ===============  ===============  ===============  ====================
Loss per share from continuing . . . . .           (0.00)           (0.03)           (0.01)           (0.04
                                          ===============  ===============  ===============  ===============
   Operations
Basic loss per share . . . . . . . . . .  $        (0.00)  $        (0.03)  $        (0.01)  $        (0.04)
                                          ===============  ===============  ===============  ===============

Weighted average shares outstanding. . .      10,100,494        4,003,632       10,100,494        4,003,632
                                          ===============  ===============  ===============  ===============



                                                          SEE ACCOMPANYING NOTES

IQUEST  NETWORKS  INC.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
for  the  six  months  ended  July  31,  2002  and  2001
and for the period from February 1, 1997 (Date of Inception of Development Stage) to July 31, 2002
(  Unaudited  )
(Stated  in  US  Dollars)
 -----------------------

                                                For the six months ended     February 1, 1997 (Date
                                                 July 31,     July 31,           of Inception of
                                                  2002        2001            Development Stage) to
                                                ----------   ----------          July 31, 2002
                                                                        -----------------------
Cash flow used in operating activities
    Comprehensive net loss for the year from.  $ (54,145)  $( 160,153)  $          ( 1,161,000)
      continuing operations
    Items not involving cash:
      Amortization of capital assets. . . . .      1,777        1,673                    9,583
      Foreign exchange. . . . . . . . . . . .     (4,056)           -                  (12,312)
      Gain on settlement of accounts payable.          -            -                  (15,833)
      Equity share of loss from investment. .      3,735       37,404                  125,437
      Gain on sale of subsidiary. . . . . . .          -            -                     (200)
       Loss on disposal of capital assets . .          -            -                    1,400
    Changes in continuing operations non-cash          -            -
      working capital balances consist of:
      Accounts receivable . . . . . . . . . .      1,138          207                  (26,092)
      Due from related parties. . . . . . . .          -     ( 18,584)                (645,299)
      Prepaid expenses. . . . . . . . . . . .     (1,410)      (2,042)                 ( 6,257)
      Accounts payable. . . . . . . . . . . .      1,562      (13,126)                  39,053
      Advances to subsidiary. . . . . . . . .          -            -                 ( 81,556)
      Due to related parties. . . . . . . . .      3,879            -                   84,490
                                               ----------  -----------  -----------------------

    Net cash used in operating activities . .   ( 47,520)    (154,621)              (1,688,586)
                                               ----------  -----------  -----------------------

Cash flow used in investing activities:
    Acquisition of investment . . . . . . . .          -     ( 66,525)                (488,424)
    Proceeds on disposal of capital assets. .          -            -                      776
    Proceeds on sale of subsidiary. . . . . .          -            -                      200
    Purchase of capital assets. . . . . . . .          -      (13,287)                 (21,064)
    Notes receivable. . . . . . . . . . . . .     42,324      (12,409)                       -
                                               ----------  -----------  -----------------------



                                                          SEE ACCOMPANYING NOTES

IQUEST  NETWORKS  INC.
(A  Development  Stage  Company)
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
for  the  six  months  ended  July  31,  2002  and  2001
and for the period from February 1, 1997 (Date of Inception of Development Stage) to July 31, 2002
(  Unaudited  )
(Stated  in  US  Dollars)
 -----------------------



                                                                          February 1, 1997 (Date)
                                                   For the six months ended       of Inception of
                                                      July 31,     July 31,     Development Stage
                                                           2002       2001       To July 31, 2002
                                                         --------  ----------  ------------------
Net cash used in investing activities . . . . . . . . .   42,324    ( 92,221)           (508,512)
                                                         --------  ----------     ---------------

Cash flow provided by financing activities:
     Common shares issued for cash. . . . . . . . . . .        -     253,675           1,850,989
                                                         --------  ----------     ---------------

Net cash provided by financing activities . . . . . . .        -     253,675           1,850,989
                                                         --------  ----------     ---------------

(Increase (decrease) in cash from continuing operations   (5,196)      6,833            (346,109)
Cash flows from discontinued operations - Note 5. . . .        -           -             395,272
                                                         --------  ----------     ---------------

Net increase (decrease) in cash . . . . . . . . . . . .   (5,196)      6,833              49,163
Cash, beginning of the period . . . . . . . . . . . . .   58,272      89,464               3,913
                                                         --------  ----------     ---------------

Cash, end of the period . . . . . . . . . . . . . . . .  $53,076   $  96,297      $       53,076
                                                         ========  ==========     ===============

Supplementary disclosure of cash flow information
   Cash paid for:
      Interest. . . . . . . . . . . . . . . . . . . . .  $     -   $       -      $            -
                                                         ========  ==========     ===============

      Income taxes. . . . . . . . . . . . . . . . . . .  $     -   $       -      $            -
                                                         ========  ==========     ===============


                                                          SEE ACCOMPANYING NOTES

IQUEST  NETWORKS  INC.
 (A  Development  Stage  Company)
CONSOLIDATED  STATEMENT  OF  STOCKHOLDER'S  EQUITY
for  the  periods  ended  January  31,  1982  to  July  31,  2002
(Unaudited  )
(Stated  in  US  Dollars)
 -----------------------

                                                                            Deficit    Accumulated
                                                                          Accumulated     Other
                                                            Common          During the  Comprehensive
                                                  Number    Stock          Development     Income
                                                 of Shares  Price    Amount   Stages   (Note 2)    Total
                                                 ---------  ------  --------  -------  ---------  --------
Issued on incorporation 1983. . . . . . . . . .    197,501  $0.121  $ 23,989  $     -  $      -   $ 23,989
Escrow shares issued for resource property 1983    750,000   0.008     6,073                         6,073
Issued for prospectus 1984. . . . . . . . . . .  1,000,000   0.125   125,000                       125,000
Issued for private placement 1987 . . . . . . .    456,250   0.453   206,464                       206,464
Exercise of share purchase warrants 1987. . . .    400,000   0.189    75,420                        75,420
Exercise of share purchase options 1987 . . . .     95,000   0.347    32,959                        32,959
Issued for settlement of debt 1987. . . . . . .    221,610   0.226    50,142                        50,142
Exercise of share purchase options 1988 . . . .    113,000   0.406    45,905                        45,905
Issued for settlement of debt 1988. . . . . . .    105,503   1.934   204,011                       204,011
Issued for private placement 1989 . . . . . . .    100,000   0.211    21,111                        21,111
Exercise of share purchase options 1989 . . . .     25,000   0.828    20,689                        20,689
Issued for settlement of debt 1989. . . . . . .    246,369   0.422   104,023                       104,023
Exercise of share purchase warrants 1990. . . .    100,000   0.386    38,560                        38,560
Issued for private placement 1990 . . . . . . .     20,000   0.428     8,569                         8,569
Exercise of share purchase options 1990 . . . .    191,305   0.840   160,650                       160,650
Issued for settlement of debt 1990. . . . . . .    131,294   1.371   180,009                       180,009
Issued for private placement 1991 . . . . . . .    625,000   0.454   283,645                       283,645
Exercise of share purchase options 1991 . . . .    488,586   0.244   119,396                       119,396
Issued for settlement of debt 1991. . . . . . .    206,932   0.873   180,600                       180,600
Exercise of share purchase options 1992 . . . .  1,230,000   0.041    50,898                        50,898
Exercise of share purchase options 1993 . . . .    800,000   0.039    31,013                        31,013
Issued for private placement 1993 . . . . . . .  2,000,000   0.039    77,531                        77,531
Issued for settlement of debt 1993. . . . . . .    981,310   0.078    76,082                        76,082
Exercise of share purchase options 1994 . . . .    970,000   0.039    37,603                        37,603
Issued for private placement 1994 . . . . . . .  2,000,000   0.073   146,424                       146,424
Exercise of share purchase warrants 1994. . . .  2,000,000   0.073   146,424                       146,424


                                                          SEE ACCOMPANYING NOTES

IQUEST  NETWORKS  INC.
 (A  Development  Stage  Company)
CONSOLIDATED  STATEMENT  OF  STOCKHOLDER'S  EQUITY
for  the  periods  ended  January  31,  1982  to  July  31,  2002
(  Unaudited  )
 (Stated  in  US  Dollars)
  -----------------------

                                                                                  Deficit       Accumulated
                                                                                  Accumulated   Other
                                                                 Common           During the    Comprehensive
                                                    Number       Stock            Development   Income
                                                    of Shares    Price   Amount   Stages        (Note 2)      Total
                                                   ------------  -----  ---------  -------------  --------  -------------
Issued for acquisition of subsidiary company 1994    4,500,000   0.037    164,727                                164,727
Issued for settlement of debt 1994. . . . . . . .      995,033   0.073     72,848                                 72,848
Issued for private placement 1995 . . . . . . . .    1,000,000   0.073     72,854                                 72,854
Issued for private placement 1995 . . . . . . . .    6,000,000   0.036    218,563                                218,563
Exercise of share purchase warrants 1995. . . . .      500,000   0.036     18,214                                 18,214
Exercise of share purchase warrants 1995. . . . .      400,000   0.073     29,142                                 29,142
Share consolidation - 1 share for 5 shares 1995 .  (23,079,754)
Exercise of share purchase warrants 1995. . . . .       15,000   0.364      5,464                                  5,464
Exercise of share purchase warrants 1995. . . . .       40,000   0.182      7,285                                  7,285
Issued for private placement 1996 . . . . . . . .      525,000   0.181     95,014                                 95,014
Exercise of share purchase warrants 1996. . . . .      150,000   0.226     33,934                                 33,934
Exercise of share purchase warrants 1996. . . . .      105,000   0.452     47,507                                 47,507
Exercise of share purchase warrants 1997. . . . .      525,000   0.181     94,806                                 94,806
Exercise of share purchase options 1997 . . . . .      660,000   0.072     47,674                                 47,674
Comprehensive loss from inception to
 January 31, 1997                                                                  (  3,350,470)        -   (  3,350,470)
Other comprehensive income from inception to
 January 31, 1997                                                                                       3              3
                                                                                                  --------  -------------

Balance January 31, 1997. . . . . . . . . . . . .    7,789,939          3,361,222  (  3,350,470)        3         10,755
Issued for cash:
Private placement . . . . . . . . . . . . . . . .    2,000,000   0.144    287,294                       -        287,294
Share purchase options. . . . . . . . . . . . . .      385,000   0.180     69,130                       -         69,130
Share subdivision - 2 shares for 1 share. . . . .   10,174,939                                          -
Issued for cash:
Private placement . . . . . . . . . . . . . . . .    2,500,000   0.072    179,559                       -        179,559


                                                          SEE ACCOMPANYING NOTES

IQUEST  NETWORKS  INC.
 (A  Development  Stage  Company)
CONSOLIDATED  STATEMENT  OF  STOCKHOLDER'S  EQUITY
for  the  periods  ended  January  31,  1982  to  July  31,  2002
(  Unaudited  )
 (Stated  in  US  Dollars)
  -----------------------

                                                                             Deficit       Accumulated
                                                                             Accumulated   Other
                                                           Common            During the    Comprehensive
                                              Number       Stock             Development   Income
                                              of Shares    Price   Amount    Stages        (Note 2)      Total
                                             ------------  -----  ---------  -------------  ----------  -----------
Comprehensive loss for year                                                    (  574,492)          -   (  574,492)
Other comprehensive loss for the year . . .            -                  -             -   (  12,347)   (  12,347)
                                             ------------         ---------  -------------  ----------  -----------

Balance January 31, 1998. . . . . . . . . .   22,849,878          3,897,205  (  3,924,962)  (  12,344)   (  40,101)
Issued for cash:
    Share purchase warrants . . . . . . . .    3,950,000   0.077    304,866                         -      304,866
    Share purchase warrants . . . . . . . .    1,000,000   0.067     67,114                         -       67,114
    Share purchase options. . . . . . . . .      910,000   0.084     76,342                         -       76,342

Comprehensive loss for year                                                    (  491,105)          -   (  491,105)
Other comprehensive loss for the year . . .            -                  -             -   (  15,396)   (  15,396)
                                             ------------         ---------  -------------  ----------  -----------

Balance January 31, 1999. . . . . . . . . .   28,709,878          4,345,527  (  4,416,067)  (  27,740)   (  98,280)
Issued for cash
    Share purchase warrants . . . . . . . .    1,550,000   0.077    120,451             -                  120,451
Share consolidation - 1 share for 10 shares  (27,233,890)                 -             -                        -
Comprehensive loss for the year . . . . . .            -                  -    (  101,300)          -   (  101,300)
Other comprehensive income for the year . .            -                  -             -       2,484        2,484
                                             ------------         ---------  -------------  ----------  -----------

Balance, January 31, 2000 . . . . . . . . .    3,025,988          4,465,978  (  4,517,367)  (  25,256)   (  76,645)
Share consolidation - 1 share for 2 shares.   (1,512,994)                 -             -           -            -
Issued for cash:
    Private placement . . . . . . . . . . .    6,000,000   0.069    399,148             -           -      399,148
    Share purchase warrants . . . . . . . .       25,000   0.069      1,663             -           -        1,663
Comprehensive loss for the year . . . . . .            -                  -    (  166,240)          -   (  166,240)
Other comprehensive income for the year . .            -                  -             -       8,357        8,357
                                             ------------         ---------  -------------  ----------  -----------


                                                          SEE ACCOMPANYING NOTES

IQUEST  NETWORKS  INC.
 (A  Development  Stage  Company)
CONSOLIDATED  STATEMENT  OF  STOCKHOLDER'S  EQUITY
for  the  periods  ended  January  31,  1982  to  July  31,  2002
(  Unaudited  )
 (Stated  in  US  Dollars)
  -----------------------


                                                                                    Deficit        Accumulated
                                                                                    Accumulated    Other
                                                                 Common             During the     Comprehensive
                                                     Number      Stock              Development    Income
                                                     of Shares   Price    Amount    Stages         (Note 2)       Total
                                                    -----------  -----  ----------  --------------  -----------  ------------

Balance, January 31, 2001, as restated . . . . . .   7,537,994          $4,866,789  $(  4,683,607)  $(  16,899)  $   166,283
                                                    ===========         ==========  ==============  ===========  ============
Balance, January 31, 2001 (forward), as previously
 Reported. . . . . . . . . . . . . . . . . . . . .   7,537,994          $4,866,789  $(  4,666,549)  $(  16,899)  $   183,341
Adjustment of prior year's figures - Note 14 . . .           -                   -      (  17,058)           -     (  17,058)
                                                    -----------         ----------  --------------  -----------  ------------

Balance January 31, 2001, as restated. . . . . . .   7,537,994           4,866,789   (  4,683,607)   (  16,899)      166,283
Issued for cash:
    Private placement. . . . . . . . . . . . . . .   1,000,000    0.25     247,316              -            -       247,316
    Share purchase warrants. . . . . . . . . . . .   1,570,000   0.062      98,106              -            -        98,106
    Escrow cancellation. . . . . . . . . . . . . .    (  7,500)                  -              -            -             -
Comprehensive loss for the year                                                        (  297,808)           -    (  297,808)
Other comprehensive loss for the year                                            -              -     (  5,878)     (  5,878)
                                                                        ----------  --------------  -----------  ------------

Balance January 31, 2002 . . . . . . . . . . . . .  10,100,494          $5,212,211  $(  4,981,415)  $(  22,777)  $   208,019
Comprehensive loss for the period                                                       (  92,593)           -    (   92,593)
Other comprehensive loss for the period                                          -              -          617           617
                                                                        ----------  --------------  -----------  ------------

Balance July 31, 2002. . . . . . . . . . . . . . .  10,100,494          $5,212,211  $(  5,074,008)  $(  22,160)  $   116,043
                                                    ===========         ==========  ==============  ===========  ============



                             SEE ACCOMPANYING NOTES

IQUEST  NETWORKS  INC.                                               Schedule  I
CONSOLIDATED  STATEMENTS  OF  LOSS  FROM  DISCONTINUED  OPERATIONS
for  the  six  months  ended  July  31,  2002  and  2001,
and February 1, 1997 (Date of Inception of Development Stage) to July 31, 2002 ( Unaudited )
(Stated  in  US  Dollars
------------------------


                                                                  February 1, 1997
                                                                  Date of Incep
                                                                  tion of Develop-
                                      Six Months     Six Months   ment Stage) to
                                        July 31,     July 31,     July 31,
                                           2002       2001        2002
                                         ---------  ---------  ------------
Operating Expenses
    Advertising and promotion . . . . .  $      -   $      -   $     2,000
    Amortization. . . . . . . . . . . .         -          -           354
    Automobile expenses . . . . . . . .         -          -        14,563
    Consulting. . . . . . . . . . . . .         -          -        69,558
    Filing fees . . . . . . . . . . . .         -          -            25
    Office expenses . . . . . . . . . .         -          -        46,797
    Professional fees . . . . . . . . .         -          -        24,367
    Rent. . . . . . . . . . . . . . . .         -          -         9,383
    Telephone . . . . . . . . . . . . .         -          -        28,412
    Travel. . . . . . . . . . . . . . .         -          -        65,249
    Web Site costs. . . . . . . . . . .         -          -         4,867
                                         ---------  ---------  ------------

Loss before other items . . . . . . . .         -          -    (  265,575)
Other items
    Write-off of advances on investment         -          -    (  265,827)
    Net investment and advances to
    subsidiary written-off. . . . . . .         -          -     (  15,468)
                                         ---------  ---------  ------------

Loss from discontinued operations . . .  $      -   $      -   $(  546,870)
                                         =========  =========  ============

Loss per share from discontinued
 operations . . . . . . . . . . . . . .  $(  0.00)  $(  0.00)
                                         =========  =========



                             SEE ACCOMPANYING NOTES

IQUEST  NETWORKS  INC.
 (A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
July  31,  2002  and  2001
(  Unaudited  )
(Stated  in  U.S.  Dollars)
 -------------------------

Note  1   Interim  Reporting

          While the information presented in the accompanying interim six months consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company's January 31, 2002 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's January 31, 2002 annual financial statements.

Note  2   Continuance  of  Operations
          ---------------------------

          The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has accumulated losses of $5,048,377 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Note  3   Capital  Stock
          --------------

          Authorized:
          -----------

          100,000,000  common  shares  without  par  value

          Escrow:
          -------

          During the year ended January 31, 2002, the Company cancelled all escrow shares outstanding.

          Commitments:
          ------------

          Share  Purchase  Warrants

          At July 31, 2002, the following share purchase warrants were outstanding entitling the holder thereof the right to purchase one common share for each warrant held:

          --------------





 Number      Exercise Price    Expiry Date
---------  ------------------  ---------------


4,405,000  $ 0.067 (CDN $0.10)  October 2, 2002
1,000,000  $ 0.296 (CDN $0.46)  August 8, 2003
---------

5,405,000
=========


Note  4   Related  Party  Transactions
          ----------------------------

          The Company has incurred expenses paid to directors, former directors, officers, companies controlled by directors of the Company and companies with directors in common with the Company as follows:


                                                                                    February 1, 1997
                                                                                    (Date of Incep-
                                                                                    tion of Develop-
                               Three months ended            Six months ended       ment Stage) to
                          July 31          July 31         July 31   July 31          July 31,
                           2002             2001            2002      2001             2002
                    ---------------     -----------       --------    ------        ---------

Consulting fees. .        $   5,100      $     5,100      $  10,200    $ 10,200     $ 265,134
Management fees. .                -                -              -           -        87,486
Office and general                -                -              -           -         5,387
Professional fees.              899            5,053          1,899       5,980        32,592
Product marketing.            2,050                -          6,300           -         6,300
Severance pay. . .                -                -              -           -        50,000
                          ---------      -----------       --------     -------      --------

                          $   8,039      $    10,153      $  18,399    $ 16,180     $ 446,899
                          ==========     ===========      =========    ========     =========


          These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties and are on terms and conditions similar to non-related entities.

          Included in accounts payable at July 31, 2002 is $Nil (2001: $3,950) with respect to fees and expenses due to directors and companies controlled by directors of the Company.

          Due to related parties consist of advances from a director of the Company. These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

Note  5   Statement  of  Cash  Flows
          --------------------------

          Cash  flows  from  discontinued  operations  consist  of:


                                                                           February 1, 1997
                                                                           (Date of Incep-
                                                                            tion of Develop
                               Three months ended      Six months ended     ment Stage) to
                                July 31,  July 31     July 31,     July 31,     July 31,
                                  2002     2001        2002         2001         2002
                                  -----    -----       -----        -----       ----------

Loss from discontinued
    operations . . . . . . . . .  $   -    $   -       $   -        $   -     $(546,870)
Item not involving cash:
  Write-down on investment                                 -            -       265,827
  Advances to subsidiary written
    -off . . . . . . . . . . . .      -        -           -            -       546,870
                                  -----    -----       -----        -----     ----------

                                      -        -           -            -       265,827
Changes in discontinued
    Operations non-cash working
    capital balances consist of:
   Amortization. . . . . . . . .      -        -           -            -           342
   Accounts receivable . . . . .      -        -           -            -        25,000
   Prepaid expenses. . . . . . .      -        -           -            -         3,150
   Accounts payable. . . . . . .      -        -           -            -        (9,682)
   Due to related parties. . . .      -        -           -            -        92,340
   Due from related parties. . .      -        -           -            -        (9,955)
   Advances to subsidiary. . . .      -        -           -            -        28,250
                                  -----    -----       -----        -----     ----------

                                  $   -    $   -       $   -        $   -     $ 395,272
                                  =====    =====       =====        =====     ==========


Note  6   Differences Between Canadian and United States Accounting Principles
          --------------------------------------------------------------------

          These financial statements have been prepared in accordance with accounting principles generally accepted in the United States which differ in certain respects with those principles and practices that the Company would have followed had its financial statements been prepared in accordance with accounting principles and practices generally accepted in Canada.

          The Company's accounting principles generally accepted in the United States differ from accounting principles generally accepted in Canada as follows:

          a)   Loss  Per  Share

               Under US GAAP, the computation of basic loss per share considers the weighted average number of shares outstanding during the period. Diluted loss per share reflects the potential dilution that will occur if securities or other contracts to issue common stock were exercised or converted in to common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

               Under Canadian GAAP basic loss per share is calculated using the weighted average number of shares outstanding during the period. Fully diluted earnings per share assumes that the outstanding warrants at the end of the period have been exercised at the beginning of the period.

               The impact of the above on the financial statements is as follows:



                                                   Six months ended
                                                        July 31
                                                 2002          2001
                                             ------------  ------------
Comprehensive loss for the year per US GAAP  $   (54,145)  $  (160,153)
                                             ------------  ------------

Net loss for the year per Canadian GAAP . .  $   (54,145)  $  (160,153)
                                             ============  ============

Basic loss per share per Canadian GAAP. . .  $     (0.01)  $     (0.04)
                                             ============  ============

Weighted average number of shares
 outstanding per  Canadian GAAP . . . . . .   10,100,494     4,003,632
                                             ============  ============


Deficit, end of the year per US GAAP. . . .  $(5,074,008)  $(4,825,548)
Accumulated other comprehensive loss. . . .      (18,133)      (18,053)
                                             ------------  ------------

Deficit, end of the year per Canadian GAAP.  $(5,058,337)  $(4,843,601)
                                             ============  ============


ITEM  2.       MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Forward  Looking  Statements

This report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 21e of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

OVERVIEW

We are in the business of distributing music in digital format by streaming audio over the Internet. The Internet is rapidly developing as a new distribution channel for the sale, delivery and sharing of pre-recorded music.

Our current business is largely focused on the digital transmission of music over the Internet. We participate in the business of iNoize.com Software Ltd. ("iNoize") through our holding of a 46 % minority interest in iNoize. The principal asset of iNoize is its proprietary software technology (the "iNoize Technology"), which enables "peer-to-peer" transmission of music files in digital format over the Internet. "Peer-to-peer" means that individual Internet users can transmit music files between themselves, without any centralized storage of the music. The iNoize Technology also operates as an Internet based music library enabling users to locate other users that have the desired music selection. The iNoize Technology is designed to permit users to locate the music that they want to listen to and to hear that music in real-time; this process is sometimes referred to as "streaming audio". The iNoize system currently does not involve downloading or copying of music files. iNoize intends to generate revenues by licensing its software technology to other companies involved in the digital distribution of music over the Internet.

We may also consider acquiring interests in other high-technology start-up businesses by providing those businesses with access to capital as well as industry, marketing, bookkeeping and management services. WE may offer assistance and guidance in bookkeeping services as they relate to maintaining the daily books of a company, bank account reconciliations, and preparation of unaudited financial statements. Anton J. Drescher, a director and officer of iQuest Networks Inc., is a Certified Management Accountant in Canada and is therefore qualified to offer these types of services. We also have two bookkeeping staff members available on a contract basis for basic bookkeeping duties.

Although we have commenced offering our services to approximately 8,000 users, we have not generated significant revenues to date due to the limited size of our user base. It is expected that as the user base increases, banner advertising and ecommerce revenues will increase accordingly.

The report of our independent auditors on our January 31, 2002 financial statements includes a note stating that our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty, at this time. We have historically satisfied our capital needs primarily be issuing equity securities. Management plans to continue to provide for our capital needs during the year ended January 31, 2003 by issuing equity securities.

PLAN  OF  OPERATION

Our plans over the next twelve months consists of multiple phases. During the third quarter of 2002, we plans to undertake an advertising and marketing campaign which includes a full scale college campus promotional campaign with live "bridges fell" concert events with promotional team members for our Jackalope Audio, Inc. ("Jackalope") promotional team members on college campuses and at college campus events handing out Jackalope merchandise and marketing materials and talking to students to generate brand recognition of the Jackalope name amongst the Jackalope service's target market. At "bridges fell" shows, the promotional staff will assist in the promotion of "bridges fell" as well as promoting the Jackalope website to the live audience. We intend to also market and sell the "bridges fell" CD at spring break tourist destinations and throughout college campuses, which will consist of promotional staff handing out Jackalope materials and promoting the Jackalope website at these events while promoting the presence of "bridges fell" music at www.jackalopeaudio.com as a way of driving traffic to the website and at the same time promoting the band's music to sell the CD. We will also market and advertise our Jackalope service and website at "bridges fell" concert events and at college campuses.

During the fourth quarter of 2002, we intend to continue with our improvements and upgrades to the iNoize Technology to ensure compatibility with new operating systems and software, which improvements will make the service compatible with Windows ME as well as all updates of Microsoft Internet Explorer. Further improvements to the SmartSourcing technology will be made for more accurate file recognition and better streaming quality. Because SmartSourcing works to improve streaming quality by recognizing several users with the same file and then using an assigned piece of the song from each of those users to complete a clear, uninterrupted stream to the end user, the better the file recognition, the better the match the technology can find and therefore the better the resulting stream. We also intend to develop the software necessary to classify and report information related to music played on Jackalope website to BMI that is compatible and understood by the technology and tracking systems of BMI

During the fourth quarter of 2002 through the second quarter of 2003, it is our intention to finalize key agreements, such as the agreement with eLiberation for audio tracking software and to enter into an Internet licensing agreement with ASCAP, SESAC and Harry Fox Agency. We also intend to launch "The Jackalope" magazine, which will be an entertainment magazine dealing primarily with music related information geared towards the college student crowd, with content done by college students, and it will also serve as an advertisement for the Jackalope Audio website and help to create band awareness. We will also procure advertisers for the magazine. Once the magazine is launched we will then commence distribution of the magazine on college campuses in Connecticut and Rhode Island. Thereafter, we will commence efforts to increase distribution of the Jackalope magazine to college campuses in Massachusetts and New York.

During the second quarter of 2003, we intend to increase our music group/entertainers by signing on a new music group in a manner similar to "bridges fell" for promotion under our Jackalope Entertainment division.

We currently have sufficient working capital to meet our cash requirements for a period of 12 months. Management will be seeking to arrange additional equity financing in the upcoming months. Any additional funds raised will likely be used for marketing, general and administrative expenses and, to the extent that iNoize will rely upon us for financing, software development and maintenance. The quantity of funds to be raised and the terms of any equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to marketing and any additional software development will be devised once financing has been completed and management knows what funds will be available for these purposes. If additional financing is unavailable, iNoize will, to the extent possible, rely on revenue generated from licensing agreements and other sources identified above to meet its financial needs; similarly, we will rely upon revenues generated from our ecommerce links and banner advertisements. There is no guarantee, however, that we will meet working capital requirements on a continued basis.

RESULTS  OF  OPERATIONS

We incurred a loss of $55,538 for the six months ending July 31, 2002, compared to a loss of $121,828 for the six months ending July 31, 2001. The increase in operating expenses incurred during the first six months of 2001 compared with the operating expenses incurred during the first six months of 2002 was primarily for website maintenance, filing fees, product marketing and professional fees.

We do not anticipate receiving any revenues until such time as our user base increases, thereby generating ecommerce revenues or until iNoize is successful in licensing the iNoize Technology to a sufficient number of parties to generating licensing revenues. We are engaged in business for profit, but cannot predict future profitability.

We operate the Jackalope website using the resources of iNoize. As such, we do not maintain our own technical staff. A management company, Harbour Pacific Capital Corp., controlled by one of our directors, performs an administrative service on our behalf and bills us a fee for this service The management company provides full management services including bookkeeping services. We have two employees carrying out general administrative and marketing services for the Jackalope business.

iNoize has all of its five employees on an on call consulting basis, three of whom are the technical founders of the website. Two of the founders presently act in management roles for iNoize. One of the founding members serves on the advisory board and assists with business development issues. iNoize also has one part-time employee. iNoize will increase its staffing as needed to support any increase in activity or growth in the company.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash of $53,076 as of July 31, 2002, compared to $96,297 at July 31, 2001, a decrease of $43,221. We anticipate that we have sufficient funds on hand for the next six months of operation. We anticipate that we will operate at a loss for the foreseeable future. Our management has continued to provide capital through equity financing. We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete any plan of operations.

Our capital requirements depend on numerous factors, including the rate of market acceptance of our services, our ability to maintain and expand our customer base, the level of resources devoted to developing and expanding our marketing and sales organization and our research and development activities.

PART  II  -  OTHER  INFORMATION

Item  1.     Legal  Proceedings

             NONE

Item  2.     Changes  in  Securities

             NONE

Item  3.     Defaults  Upon  Senior  Securities:

             NONE

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders:

               The Company held an annual meeting of shareholders on July 19, 2002, at its corporate office in Vancouver, British Columbia. At the meeting the shareholders voted to re-elect Christopher Desrosiers, Anton Drescher, Gerhard Drescher and Norman J. Bonin as Directors of the Company. A total of 7,644,373 common shares voted for the re-election of Christopher Desrosiers, Gerhard J. Drescher and Norman J. Bonin and 854 common shares withheld their votes for the election of those directors; a total of 7,644,173 common shares voted for the re-election of Anton J. Drescher and 1,054 common shares withheld their votes for the election of Mr. Drescher.

               Also at the meeting, the shareholders approved the re-appointment of Amisano Hanson, Chartered Accountants, as auditors of the Company. All of the 7,645,227 common shares voted for the re-appointment of Amisano Hanson as auditors.

               At the meeting, the shareholders approved a proposed name change of the Company to "Quest Ventures Inc.". A total of 7,633,305 common shares voted for the name change and a total of 11,922 common shares voted against the name change.

               At the meeting, the shareholders approved an amendment to the Articles of Incorporation of the Company to reduce the quorum requirements for meetings of shareholders from a majority of the outstanding shares to 33 1/3% of the outstanding shares. A total of 7,592,713 common shares voted for the amendment and a total of 52,514 common shares voted against the amendment.

Item  5.     Other  Information:

             NONE

Item  6.     Exhibits  and  Reports  on  Form  8-K.

(a)  Exhibits  -  NONE

     Exhibit 1 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports  on  Form  8-K:  NONE


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September  20,  2002


                                           IQUEST  NETWORKS  INC.



                                           By:     /s/  Anton  J.  Drescher
                                           --------------------------------
                                                  Anton  J.  Drescher,
                                                  Principal  Financial  Officer

                                                                       Exhibit 1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Christopher Desrosiers, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of iQuest Network Inc. on Form 10-QSB for the quarterly period ended July 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of iQuest Networks Inc.


                               By:  /s/  Christopher Desrosiers
                               -----------------------------------
                               Name:  Christopher Desrosiers
                               Title:  President  and  Chief  Executive  Officer

                               Date:  September  20,  2002



I, Anton J. Drescher, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of iQuest Networks Inc. on Form 10-QSB for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of iQuest Networks Inc.


                               By:  /s/  Anton  J.  Drescher
                               ------------------------------------
                               Name:  Anton  J.  Drescher
                               Title:  Secretary  and  Chief  Financial  Officer

                               Date:  September  20,  2002