Form 10QSB
period 2002-10-31
IQUEST NETWORKS INC/BC/
filed 2002-12-10
CIK 1126932

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  OCTOBER  31,  2002

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

               #201B - 83 HALLS ROAD, OLD LYME, CONNECTICUT 06355
                   ------------------------------------------
                    (Address of principal executive offices)

                                 1-800-321-8564
                                  ------------
                           (Issuer's telephone number)

        _________________________________________________________________
     (Former name, former address and former fiscal year if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,100,494 SHARES OF COMMON STOCK AS AT DECEMBER 9, 2002.

Transitional  Small  Business  Disclosure Format (check one):  Yes [  ]   No [X]

PART  I  FINANCIAL  INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

GENERAL

The Company's unaudited financial statements for the nine months ended October 31, 2002 are included with this Form 10-QSB. The unaudited financial statements for the nine months ended October 31, 2002 include:

(a)  Balance  Sheet  as  of  October  31,  2002  and  January  31,  2002;
(b) Statement of Operations - Three and Nine months ended October 31, 2002 and October 31, 2001;
(c) Statement of Cash flows - Three and Nine months ended October 31, 2002 and October 31, 2001;
(d)  Statement  of Stockholder's Equity - October 31, 2002;
(e) Statements of Loss from Discontinued Operations - Three and Nine months ended October 31, 2002 and October 31, 2001; and
(f)  Notes  to  Financial  Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended October 31, 2002 are not necessarily indicative of the results that can be expected for the fiscal year ending January 31, 2003. The Financial Statements have been reviewed and are on file with the Company's Auditor.

                                       F1

                              IQUEST NETWORKS INC.
                          (A Development Stage Company)
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2002
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------



                                       F2

                              IQUEST NETWORKS INC.
                          (A Development Stage Company)
                       INTERIM CONSOLIDATED BALANCE SHEETS
                      October 31, 2002 and January 31, 2002
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------

                                     ASSETS                          (Unaudited)      (Audited)
                                                                      October 31,     January 31,
                                                                          2002            2002
                                                                     --------------  --------------
Current
    Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      30,340   $      58,272
    Accounts receivable . . . . . . . . . . . . . . . . . . . . . .          4,188           3,835
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . .          2,718           1,697
                                                                     --------------  --------------

                                                                            37,246          63,804
Capital assets. . . . . . . . . . . . . . . . . . . . . . . . . . .         13,784          16,216
Investment. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         96,148         100,895
Notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . .              -          42,324
                                                                     --------------  --------------

                                                                     $     147,178   $     223,239
                                                                     ==============  ==============

                                  LIABILITIES
                                  -----------
Current
    Accounts payable - Note 4 . . . . . . . . . . . . . . . . . . .  $      19,113   $      12,087
    Due to related parties - Note 4 . . . . . . . . . . . . . . . .              -           3,133
                                                                     --------------  --------------

                                                                            19,113          15,220
                                                                     --------------  --------------

                              STOCKHOLDERS' EQUITY
                              --------------------
Common stock - Note 3
Authorized:
    100,000,000 common shares without par value
Issued:
    10,100,494 common shares (January 31, 2002:  10,100,494 common.      5,212,211       5,212,211
      shares)
Deficit accumulated during the development stages . . . . . . . . .   (  5,061,780)   (  4,981,415)
Accumulated other comprehensive loss. . . . . . . . . . . . . . . .      (  22,366)      (  22,777)
                                                                     --------------  --------------

                                                                           128,065         208,019
                                                                     --------------  --------------

                                                                     $     147,178   $     223,239
                                                                     ==============  ==============





APPROVED BY THE DIRECTORS:


 "Anton J. Drescher". . . .        "Christopher Desrosiers"
---------------------------        --------------------------------
Anton J. Drescher, Director        Christopher Desrosiers, Director


                             SEE ACCOMPANYING NOTES


                                       F3

                              IQUEST NETWORKS INC.
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
         for the three and nine months ended October 31, 2002, and 2001 and for the period from February 1, 1997 (Date of Inception of Development
                           Stage) to October 31, 2002
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------



                                                                                                                February 1, 1997
                                                                                                              (Date of Inception
                                                                                                                of Development
                                                    Three months ended                   Nine months ended          Stage) to
                                                        October 31,                         October 31,            October 31,
                                                2002                 2001              2002           2001           2002
                                        --------------------  -------------------  -------------  ------------  ---------------
General and Administrative
Expenses
    Amortization of capital assets . .  $               655   $            1,049   $      2,432   $     2,722   $       10,226
    Automobile expense . . . . . . . .                    -                    -              -             -            1,672
    Consulting fees - Note 4 . . . . .                5,100                5,650         15,300        15,850          280,851
    Filing fees. . . . . . . . . . . .                  374                5,515          2,262        13,352           21,165
    Insurance. . . . . . . . . . . . .                    -                    -              -             -            1,318
    Management fees - Note 4 . . . . .                    -                    -              -             -           87,486
    Office and general - Note 4. . . .                  746                9,833          8,237        27,197          135,925
    Printing . . . . . . . . . . . . .                    -                2,620              -         2,620            6,989
    Professional fees - Note 4 . . . .                8,644               21,877         23,453        45,939          184,131
    Product marketing - Note 4 . . . .                  764                7,133          9,504        33,457           46,330
    Rent . . . . . . . . . . . . . . .                2,191                4,793          8,321        10,125           75,572
    Telephone. . . . . . . . . . . . .                1,455                1,628          4,011         5,912           42,922
    Transfer agent fees. . . . . . . .                  328                  551          2,160         2,372           17,987
    Travel and entertainment . . . . .                  363                  300            478           608           44,280
    Website maintenance. . . . . . . .                    -                1,196              -        23,819           49,316
                                        --------------------  -------------------  -------------  ------------  ---------------

Loss before non-operating. . . . . . .            (  20,620)           (  62,145)     (  76,158)   (  183,973)    (  1,006,170)
                                        --------------------  -------------------  -------------  ------------  ---------------

Non-operating loss
    Gain on settlement accounts
     payable . . . . . . . . . . . . .                    -                    -              -             -           15,833
    Equity share of loss from. . . . .             (  1,012)            (  5,804)      (  4,747)    (  43,208)      (  126,449)
     investment
    Gain on sale of subsidiary . . . .                    -                    -              -             -              200
    Interest income. . . . . . . . . .                   56                  948            540         1,181            3,543
    Severance pay. . . . . . . . . . .                    -                    -              -             -        (  50,000)
    Loss on disposal of capital assets                    -                    -              -             -         (  1,400)
                                        --------------------  -------------------  -------------  ------------  ---------------

                                                     (  956)            (  4,856)      (  4,207)    (  42,027)      (  158,273)
                                        --------------------  -------------------  -------------  ------------  ---------------

Net loss for the period. . . . . . . .            (  21,576)           (  67,001)     (  80,365)   (  226,000)   (   1,164,443)
Other comprehensive:
    Foreign currency adjustments . . .             (  4,233)               2,456            411         1,302        (  22,366)
                                        --------------------  -------------------  -------------  ------------  ---------------

Comprehensive loss . . . . . . . . . .  $         (  25,809)  $       (   64,545)  $  (  79,954)  $(  224,698)  $ (  1,186,809)
                                        ====================  ===================  =============  ============  ===============



                                                                        /Cont'd.


                             SEE ACCOMPANYING NOTES


                                       F4

                              IQUEST  NETWORKS  INC.                  Continued
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
         for the three and nine months ended October 31, 2002, and 2001 and for the period from February 1, 1997 (Date of Inception of Development
                           Stage) to October 31, 2002
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------



                                               Three months ended                Nine months ended
                                                   October 31,                       October 31,
                                          2002                 2001              2002         2001
                                  --------------------  -------------------  ------------  -----------
Basic and diluted loss per share  $           (  0.00)  $          (  0.01)  $   (  0.01)  $  (  0.05)
                                  ====================  ===================  ============  ===========

Weighted average shares
 outstanding . . . . . . . . . .           10,100,494            4,564,789    10,100,494    4,564,789
                                  ====================  ===================  ============  ===========



                             SEE ACCOMPANYING NOTES


                                       F5

                              IQUEST NETWORKS INC.
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
          for the three and nine months ended October 31, 2002 and 2001 and for the period from February 1,1997 (Date of Inception of Development Stage)
                               to October 31, 2002
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------



                                                                                                             February 1, 1997
                                                                                                            (Date of Inception
                                                                                                                of Development
                                                 Three months ended                 Nine months ended             Stage) to
                                                    October 31,                          October 31,             October 31,
                                              2002                 2001              2002           2001            2002
                                      --------------------  -------------------  -------------  -------------  ---------------
Cash flow used in operating
    activities
    Comprehensive net loss for the .  $         (  25,809)  $       (   64,545)  $  (  79,954)  $(   224,698)  $(   1,186,809)
     year from continuing operations
    Items not involving cash:
    Amortization of capital assets .                  655                1,049          2,432          2,722           10,238
    Foreign exchange . . . . . . . .                4,056                    -              -              -         (  8,256)
    Loss on disposal of capital. . .                    -                    -              -              -            1,400
     assets
    Gain on settlement of. . . . . .                    -                    -              -              -        (  15,833)
     accounts payable
    Equity share of loss . . . . . .                1,012                5,804          4,747         43,208          126,449
    Gain on sale of subsidiary . . .                    -                    -              -              -           (  200)
    Changes in continuing operations                    -                    -              -              -
     non-cash working capital
     balances consist of:
      Accounts receivable. . . . . .             (  1,491)            (  1,861)        (  353)      (  1,655)       (  27,583)
      Due from related parties . . .                    -                    -              -      (  18,584)      (  645,299)
      Prepaid expenses . . . . . . .                  389                  250       (  1,021)      (  1,792)        (  5,868)
      Accounts payable . . . . . . .                5,464             (  8,783)         7,026      (  21,909)         44,5177
      Advances to subsidiary . . . .                    -                    -              -              -        (  81,556)
      Due to related parties . . . .             (  7,012)                   -       (  3,133)             -           77,478
                                      --------------------  -------------------  -------------  -------------  ---------------

Net cash used in operating . . . . .           (   22,736)           (  68,086)     (  70,256)    (  222,708)    (  1,711,322)
 activities                           --------------------  -------------------  -------------  -------------  ---------------

Cash flow used in investing
 activities:
    Acquisition of investment. . . .                    -                1,503              -     (   65,022)      (  488,424)
     Proceeds on disposal of capital
      assets . . . . . . . . . . . .                    -                    -              -              -              776
    Proceeds on sale of subsidiary .                    -                    -              -              -              200
     Purchase of capital assets. . .                    -             (  1,049)             -      (  14,335)       (  21,064)
     Decrease (increase) in notes. .                    -            (  18,546)        42,324      (  30,955)               -
      receivable                      --------------------  -------------------  -------------  -------------  ---------------

Net cash from (used in) investing
 activities. . . . . . . . . . . . .                    -            (  18,092)        42,324     (  110,312)      (  508,512)
                                      --------------------  -------------------  -------------  -------------  ---------------



                                                                        /Cont'd.

                             SEE ACCOMPANYING NOTES


                                       F6

                               IQUEST  NETWORKS  INC.                Continued
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
          for the three and nine months ended October 31, 2002 and 2001
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------




                                                                                                      February 1, 1997
                                                                                                     (Date of Inception
                                                                                                        of Development
                                               Three months ended                Nine months ended        Stage) to
                                                    October 31,                    October 31,           October 31,
                                           2002                 2001              2002          2001          2002
                                   --------------------  -------------------  -------------  -----------  ------------
Cash flow provided by financing
 activities:
    Common shares issued for cash                    -              247,378              -      348,333     1,850,989
    Shares subscribed . . . . . .                    -           (  169,351)             -    (  16,631)            -
                                   --------------------  -------------------  -------------  -----------  ------------

Net cash provided by financing. .                    -               78,027              -      331,702     1,850,989
 activities                        --------------------  -------------------  -------------  -----------  ------------

Decrease from continuing. . . . .            (  22,736)            (  8,151)     (  27,932)    (  1,318)   (  368,845)
 operations
Cash flows from discontinued. . .                    -                    -              -            -       395,272
 Operations - Note 5               --------------------  -------------------  -------------  -----------  ------------

Net (decrease) increase in cash .            (  22,736)            (  8,151)     (  27,932)    (  1,318)       26,427

Cash , beginning of the period. .               53,076               96,297         58,272       89,464         3,913
                                   --------------------  -------------------  -------------  -----------  ------------

Cash , end of the period. . . . .  $            30,340   $           88,146   $     30,340   $   88,146   $    30,340
                                   ====================  ===================  =============  ===========  ============

Supplementary disclosure of cash
 flow information:
    Cash paid for:
      Interest. . . . . . . . . .  $                 -   $                -   $          -   $        -   $         -
                                   ====================  ===================  =============  ===========  ============

      Income taxes. . . . . . . .  $                 -   $                -   $          -   $        -   $         -
                                   ====================  ===================  =============  ===========  ============



                             SEE ACCOMPANYING NOTES

                                       F7

                              IQUEST NETWORKS INC.
                          (A Development Stage Company)
             INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
           for the periods ended January 31, 1982 to October 31, 2002
                                   (Unaudited)
                              (Stated in US Dollars)
                               --------------------

                                                                                  Deficit
                                                                                 Accumulated    Accumulated
                                                               Common              During the       Other
                                                    Number     Stock             Development   Comprehensive
                                                   of Shares   Price    Amount      Stages         Income       Total
                                                   ---------  -------  --------  ------------  --------------  --------
Issued on incorporation 1983. . . . . . . . . . .    197,501  $ 0.121  $ 23,989  $          -  $            -  $ 23,989
Escrow shares issued for resource property 1983 .    750,000    0.008     6,073                                   6,073
Issued for prospectus 1984. . . . . . . . . . . .  1,000,000    0.125   125,000                                 125,000
Issued for private placement 1987 . . . . . . . .    456,250    0.453   206,464                                 206,464
Exercise of share purchase warrants 1987. . . . .    400,000    0.189    75,420                                  75,420
Exercise of share purchase options 1987 . . . . .     95,000    0.347    32,959                                  32,959
Issued for settlement of debt 1987. . . . . . . .    221,610    0.226    50,142                                  50,142
Exercise of share purchase options 1988 . . . . .    113,000    0.406    45,905                                  45,905
Issued for settlement of debt 1988. . . . . . . .    105,503    1.934   204,011                                 204,011
Issued for private placement 1989 . . . . . . . .    100,000    0.211    21,111                                  21,111
Exercise of share purchase options 1989 . . . . .     25,000    0.828    20,689                                  20,689
Issued for settlement of debt 1989. . . . . . . .    246,369    0.422   104,023                                 104,023
Exercise of share purchase warrants 1990. . . . .    100,000    0.386    38,560                                  38,560
Issued for private placement 1990 . . . . . . . .     20,000    0.428     8,569                                   8,569
Exercise of share purchase options 1990 . . . . .    191,305    0.840   160,650                                 160,650
Issued for settlement of debt 1990. . . . . . . .    131,294    1.371   180,009                                 180,009
Issued for private placement 1991 . . . . . . . .    625,000    0.454   283,645                                 283,645
Exercise of share purchase options 1991 . . . . .    488,586    0.244   119,396                                 119,396
Issued for settlement of debt 1991. . . . . . . .    206,932    0.873   180,600                                 180,600
Exercise of share purchase options 1992 . . . . .  1,230,000    0.041    50,898                                  50,898
Exercise of share purchase options 1993 . . . . .    800,000    0.039    31,013                                  31,013
Issued for private placement 1993 . . . . . . . .  2,000,000    0.039    77,531                                  77,531
Issued for settlement of debt 1993. . . . . . . .    981,310    0.078    76,082                                  76,082
Exercise of share purchase options 1994 . . . . .    970,000    0.039    37,603                                  37,603
Issued for private placement 1994 . . . . . . . .  2,000,000    0.073   146,424                                 146,424
Exercise of share purchase warrants 1994. . . . .  2,000,000    0.073   146,424                                 146,424
Issued for acquisition of subsidiary company 1994  4,500,000    0.037   164,727                                 164,727
Issued for settlement of debt 1994. . . . . . . .    995,033    0.073    72,848                                  72,848
 /Cont'd.


                             SEE ACCOMPANYING NOTES


                                       F8

                             IQUEST  NETWORKS  INC.               Continued
                          (A Development Stage Company)
             INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
           for the periods ended January 31, 1982 to October 31, 2002
                                   (Unaudited)
                              (Stated in US Dollars)
                               --------------------



                                                                                    Deficit
                                                                                   Accumulated    Accumulated
                                                               Common              During the        Other
                                                    Number     Stock               Development   Comprehensive
                                                  of Shares    Price    Amount       Stages          Income          Total
                                                 ------------  ------  ---------  -------------  --------------  -------------
Issued for private placement 1995 . . . . . . .    1,000,000    0.073     72,854                                       72,854
Issued for private placement 1995 . . . . . . .    6,000,000    0.036    218,563                                      218,563
Exercise of share purchase warrants 1995. . . .      500,000    0.036     18,214                                       18,214
Exercise of share purchase warrants 1995. . . .      400,000    0.073     29,142                                       29,142
Share consolidation - 1 share for 5 shares 1995  (23,079,754)
Exercise of share purchase warrants 1995. . . .       15,000    0.364      5,464                                        5,464
Exercise of share purchase warrants 1995. . . .       40,000    0.182      7,285                                        7,285
Issued for private placement 1996 . . . . . . .      525,000    0.181     95,014                                       95,014
Exercise of share purchase warrants 1996. . . .      150,000    0.226     33,934                                       33,934
Exercise of share purchase warrants 1996. . . .      105,000    0.452     47,507                                       47,507
Exercise of share purchase warrants 1997. . . .      525,000    0.181     94,806                                       94,806
Exercise of share purchase options 1997 . . . .      660,000    0.072     47,674                                       47,674
Comprehensive loss from inception to                                              (  3,350,470)              -   (  3,350,470)
 January 31, 1997
Other comprehensive income from inception to                                                                 3              3
                                                                                                 --------------  -------------
 January 31, 1997

Balance January 31, 1997. . . . . . . . . . . .    7,789,939           3,361,222  (  3,350,470)              3         10,755
Issued for cash:
    Private placement . . . . . . . . . . . . .    2,000,000    0.144    287,294                             -        287,294
    Share purchase options. . . . . . . . . . .      385,000    0.180     69,130                             -         69,130
Share subdivision - 2 shares for 1 share. . . .   10,174,939                                                 -
Issued for cash:
    Private placement . . . . . . . . . . . . .    2,500,000    0.072    179,559                             -        179,559
Comprehensive loss for year                                                         (  574,492)              -     (  574,492)
Other comprehensive loss for the year . . . . .            -                   -             -       (  12,347)     (  12,347)
                                                 ------------          ---------  -------------  --------------  -------------



                                                                        /Cont'd.

                             SEE ACCOMPANYING NOTES

                                       F9

                              IQUEST  NETWORKS  INC.             Continued
                          (A Development Stage Company)
             INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
           for the periods ended January 31, 1982 to October 31, 2002
                                   (Unaudited)
                              (Stated in US Dollars)
                               --------------------



                                                                                  Deficit
                                                                                Accumulated      Accumulated
                                                           Common                During the         Other
                                                Number     Stock                Development     Comprehensive
                                              of Shares    Price     Amount        Stages          Income          Total
                                             ------------  ------  ----------  --------------  ---------------  ------------
Balance January 31, 1998. . . . . . . . . .   22,849,878            3,897,205   (  3,924,962)       (  12,344)    (  40,101)
Issued for cash:
    Share purchase warrants . . . . . . . .    3,950,000    0.077     304,866                               -       304,866
    Share purchase warrants . . . . . . . .    1,000,000    0.067      67,114                               -        67,114
    Share purchase options. . . . . . . . .      910,000    0.084      76,342                               -        76,342

Comprehensive loss for year                                                       (  491,105)               -    (  491,105)
Other comprehensive loss for the year . . .            -                    -              -        (  15,396)    (  15,396)
                                             ------------          ----------  --------------  ---------------  ------------

Balance January 31, 1999. . . . . . . . . .   28,709,878            4,345,527   (  4,416,067)       (  27,740)    (  98,280)
Issued for cash
Share purchase warrants . . . . . . . . . .    1,550,000    0.077     120,451              -                        120,451
Share consolidation - 1 share for 10 shares  (27,233,890)                   -              -                              -
Comprehensive loss for the year . . . . . .            -                    -     (  101,300)               -    (  101,300)
Other comprehensive income for the year . .            -                    -              -            2,484         2,484
                                             ------------          ----------  --------------  ---------------  ------------

Balance, January 31, 2000 . . . . . . . . .    3,025,988            4,465,978   (  4,517,367)       (  25,256)    (  76,645)
Share consolidation - 1 share for 2 shares.   (1,512,994)                   -              -                -             -
Issued for cash:
    Private placement . . . . . . . . . . .    6,000,000    0.069     399,148              -                -       399,148
    Share purchase warrants . . . . . . . .       25,000    0.069       1,663              -                -         1,663
Comprehensive loss for the year . . . . . .            -                    -     (  166,240)               -    (  166,240)
Other comprehensive income for the year . .            -                    -              -            8,357         8,357
                                             ------------          ----------  --------------  ---------------  ------------

Balance, January 31, 2001, as restated. . .    7,537,994           $4,866,789  $(  4,683,607)  $    (  16,899)  $   166,283
                                             ============          ==========  ==============  ===============  ============

                                                                     .../Cont'd.


                             SEE ACCOMPANYING NOTES

                                      F10

                               IQUEST  NETWORKS  INC.           Continued
                          (A Development Stage Company)
             INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
           for the periods ended January 31, 1982 to October 31, 2002
                                   (Unaudited)
                              (Stated in US Dollars)
                               --------------------



                                                                                         Deficit
                                                                                      Accumulated      Accumulated
                                                                 Common                During the         Other
                                                      Number     Stock                Development     Comprehensive
                                                     of Shares   Price     Amount        Stages          Income          Total
                                                    -----------  ------  ----------  --------------  ---------------  ------------
Balance, January 31, 2001 (forward), as previously
 reported. . . . . . . . . . . . . . . . . . . . .   7,537,994           $4,866,789  $(  4,666,549)  $    (  16,899)  $   183,341
Adjustment of prior year's figures - Note 14 . . .           -                    -      (  17,058)               -     (  17,058)
                                                    -----------          ----------  --------------  ---------------  ------------

Balance January 31, 2001, as restated. . . . . . .   7,537,994            4,866,789   (  4,683,607)       (  16,899)      166,283
Issued for cash:
    Private placement. . . . . . . . . . . . . . .   1,000,000     0.25     247,316              -                -       247,316
    Share purchase warrants. . . . . . . . . . . .   1,570,000    0.062      98,106              -                -        98,106
    Escrow cancellation. . . . . . . . . . . . . .    (  7,500)                   -              -                -             -
Comprehensive loss for the year                                                         (  297,808)               -    (  297,808)
Other comprehensive loss for the year                                             -              -         (  5,878)     (  5,878)
                                                                         ----------  --------------  ---------------  ------------

Balance January 31, 2002 . . . . . . . . . . . . .  10,100,494            5,212,211   (  4,981,415)       (  22,777)      208,019
Comprehensive loss for the period                                                        (  80,365)               -     (  80,365)
Other comprehensive loss for the period                                           -              -              411           411
                                                                         ----------  --------------  ---------------  ------------

Balance October 31, 2002 . . . . . . . . . . . . .  10,100,494           $5,212,211  $(  5,061,780)  $    (  22,366)  $   128,065
                                                    ===========          ==========  ==============  ===============  ============



                             SEE ACCOMPANYING NOTES

                                      F11

                             IQUEST  NETWORKS  INC.                Schedule  I
      INTERIM CONSOLIDATED STATEMENTS OF LOSS FROM DISCONTINUED OPERATIONS
         for the three and nine months ended October 31, 2002 and 2001, and from February 1, 1997 (Date of Inception of Development
                           Stage) to October 31, 2002
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------


                                                                                                             February 1, 1997
                                                                                                            Date of Inception
                                                                                                              of Development
                                                        Three months ended                 Nine months ended     Stage) to
                                                              October 31,                       October 31,     October 31,
                                                     2002                 2001              2002         2001       2002
                                             --------------------  -------------------  -------------  ---------  ------------
Operating Expenses
    Advertising and promotion . . . . . . .  $                 -   $                -   $          -   $      -   $     2,000
    Amortization. . . . . . . . . . . . . .                    -                    -              -          -           354
    Automobile expenses . . . ..  . . . . .                    -                    -              -          -        14,563
    Consulting. . . . . . . . . . . . . . .                    -                    -              -          -        69,558
    Filing fees . . . . . . . . . . . . . .                    -                    -              -          -            25
    Office expenses . . . . . . . . . . . .                    -                    -              -          -        46,797
    Professional fees . . . . . . . . . . .                    -                    -              -          -        24,367
    Rent. . . . . . . . . . . . . . . . . .                    -                    -              -          -         9,383
    Telephone . . . . . . . . . . . . . . .                    -                    -              -          -        28,412
    Travel. . . . . . . . . . . . . . . . .                    -                    -              -          -        65,249
    Web Site costs. . . . . . . . . . . . .                    -                    -              -          -         4,867
                                             --------------------  -------------------  -------------  ---------  ------------

Loss before other items . . . . . . . . . .                    -                    -              -          -    (  265,575)
Other items
    Write-off of advances on investment . .                    -                    -              -          -    (  265,827)
    Net investment and advances to subsidiary                  -                    -              -          -     (  15,468)
     written-off                             --------------------  -------------------  -------------  ---------  ------------

Loss from discontinued operations . . . . .  $                 -   $                -   $          -   $      -   $(  546,870)
                                             ====================  ===================  =============  =========  ============

Loss per share from discontinued operations  $           (  0.00)  $          (  0.00)  $    (  0.00)  $(  0.00)
                                             ====================  ===================  =============  =========


                             SEE ACCOMPANYING NOTES

                                      F12

                              IQUEST NETWORKS INC.
                          (A Development Stage Company)
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2002
                                   (Unaudited)
                             (Stated in U.S. Dollars)
                              ----------------------

Note  1   Interim  Reporting
          ------------------

          While the information presented in the accompanying interim nine months consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company's January 31, 2002 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's January 31, 2002 annual financial statements.

Note  2   Continuance  of  Operations
          ---------------------------

          The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has accumulated losses of $5,061,780 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note  3   Capital  Stock
          --------------

          Authorized:
          -----------

          100,000,000  common  shares  without  par  value

          Escrow:
          -------

          During the year ended January 31, 2002, the Company cancelled all escrow shares outstanding.

          Commitments:
          ------------

          Share  Purchase  Warrants

          At October 31, 2002, 1,000,000 share purchase warrants were outstanding entitling the holder thereof the right to purchase one common share for each warrant held at $0.296 (CDN$0.446) per share. These warrants expire August 8, 2003.

                                      F13

Note  4   Related  Party  Transactions
          ----------------------------

          The Company has incurred expenses paid to directors, former directors, officers, companies controlled by directors of the Company and companies with directors in common with the Company as follows:


                                                                            February 1, 1997
                                                                          (Date of Inception
                                                                              of Development
                             Three months ended               Nine months ended    Stage) to
                                   October 31,                    October 31,    October 31,
                           2002                 2001             2002       2001      2002
                    -------------------  ------------------  ------------  -------  --------
Consulting fees. .  $             5,100  $            5,100  $     15,300  $15,300  $270,234
Management fees. .                    -                   -             -        -    87,486
Office and general                    -                   -             -        -     5,387
Professional fees.                  875               1,021         2,774    5,980    33,467
Product marketing.                    -                   -         7,475        -     7,475
Severance pay. . .                    -                   -             -        -    50,000
                    -------------------  ------------------  ------------  -------  --------

                    $             5,975  $            6,121  $     25,549  $21,280  $454,049
                    ===================  ==================  ============  =======  ========




          These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties and are on terms and conditions similar to non-related entities.

          Included in accounts payable at October 31, 2002 is $Nil (January 31, 2002: $3,950) with respect to fees and expenses due to directors and companies controlled by directors of the Company.

          Due to related parties consist of advances from a director of the Company. These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

                                      F14

Note  5   Statement  of  Cash  Flows
          --------------------------

          Cash  flows  from  discontinued  operations  consist  of:


                                                                                      February 1, 1997
                                                                                    (Date of Inception
                                                                                        of Development
                                        Three months ended            Nine months ended    Stage) to
                                             October 31,                  October 31,      October 31,
                                   2002                 2001             2002      2001       2002
                            -------------------  ------------------  ------------  -----  ------------
Loss from discontinued . .  $                 -  $                -  $          -  $   -  $(  546,870)
 operations
Item not involving cash:
    Write-down on. . . . .                    -                   -             -      -      265,827
     investment
    Advances to subsidiary
      Written off                             -                   -             -      -      546,870
                            -------------------  ------------------  ------------  -----  ------------

                                              -                   -             -      -      265,827
Changes in discontinued
 operations non-cash
 working capital
 balances consist of:
    Amortization . . . . .                    -                   -             -      -          342
    Accounts receivable. .                    -                   -             -      -       25,000
    Prepaid expenses . . .                    -                   -             -      -        3,150
    Accounts payable . . .                    -                   -             -      -       (9,682)
    Due to related parties                    -                   -             -      -       92,340
    Due from related . . .                    -                   -             -      -       (9,955)
     parties
    Advances to subsidiary                    -                   -             -      -       28,250
                            -------------------  ------------------  ------------  -----  ------------

                            $                 -  $                -  $          -  $   -  $   395,272
                            ===================  ==================  ============  =====  ============



Note  6   Differences Between Canadian and United States Accounting Principles
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

          The Company's accounting principles generally accepted in the United States differ from accounting principles generally accepted in Canada as follows:

                                      F15

Note  6   Differences Between Canadian and United States Accounting Principles
          -  (cont'd)
          --------------------------------------------------------------------

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

          The  impact  of  the  above on the financial statements is as follows:



                                                                            Nine months ended October 31,
                                                                                 2002            2001
                                                                            --------------  --------------
Comprehensive loss for the year per US GAAP                                 $   (  79,954)  $  (  224,698)
                                                                            --------------  --------------

Net loss for the year per Canadian GAAP                                     $   (  79,954)  $  (  224,698)
                                                                            ==============  ==============

Basic loss per share per Canadian GAAP                                      $     (  0.01)  $     (  0.04)
                                                                            ==============  ==============

Weighted average number of shares
   outstanding per  Canadian GAAP                                              10,100,494       4,564,789
                                                                            ==============  ==============

Deficit, end of the year per US GAAP
Accumulated other comprehensive loss                                        $(  5,061,780)  $(  4,892,549)

Deficit, end of the year per Canadian GAAP                                  $(  5,084,146)  $(  4,908,146)
                                                                            ==============  ==============


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

PLAN  OF  OPERATION

Our plans over the next twelve months consists of multiple phases. During the fourth quarter of our fiscal year 2002, we plans to undertake an advertising and marketing campaign which includes a full scale college campus promotional campaign with live "bridges fell" concert events with promotional team members for our Jackalope Audio, Inc. ("Jackalope") promotional team members on college campuses and at college campus events handing out Jackalope merchandise and marketing materials and talking to students to generate brand recognition of the Jackalope name amongst the Jackalope service's target market. At "bridges fell" shows, the promotional staff will assist in the promotion of "bridges fell" as well as promoting the Jackalope website to the live audience. We intend to also market and sell the "bridges fell" CD at spring break tourist destinations and throughout college campuses, which will consist of promotional staff handing out Jackalope materials and promoting the Jackalope website at these events while promoting the presence of "bridges fell" music at www.jackalopeaudio.com as a way of driving traffic to the website and at the same time promoting the band's music to sell the CD. We will also market and advertise our Jackalope service and website at "bridges fell" concert events and at college campuses.

During the first quarter of 2003, we intend to continue with our improvements and upgrades to the iNoize Technology to ensure compatibility with new operating systems and software, which improvements will make the service compatible with Windows ME as well as all updates of Microsoft Internet Explorer. Further improvements to the SmartSourcing technology will be made for more accurate file recognition and better streaming quality. Because SmartSourcing works to improve streaming quality by recognizing several users with the same file and then using an assigned piece of the song from each of those users to complete a clear, uninterrupted stream to the end user, the better the file recognition, the better the match the technology can find and therefore the better the resulting stream. We also intend to develop the software necessary to classify and report information related to music played on Jackalope website to BMI that is compatible and understood by the technology and tracking systems of BMI

During the fourth quarter of 2002 through the second quarter of 2003, it is our intention to finalize key agreements, such as the agreement with eLiberation for audio tracking software and to enter into an Internet licensing agreement with ASCAP, SESAC and Harry Fox Agency. We also intend to launch "The Jackalope" magazine, which will be an entertainment magazine dealing primarily with music related information geared towards the college student crowd, with content done by college students, and it will also serve as an advertisement for the Jackalope Audio website and help to create band awareness. We will also procure advertisers for the magazine. Once the magazine is launched we will then commence distribution of the magazine on college campuses in Connecticut and Rhode Island. Thereafter, we will commence efforts to increase distribution of the Jackalope magazine to college campuses in Massachusetts and New York.

During the second quarter of 2003, we intend to increase our music group/entertainers by signing on a new music group in a manner similar to "bridges fell" for promotion under our Jackalope Entertainment division.

We currently have sufficient working capital to meet our cash requirements for a period of six months. Management will be seeking to arrange additional equity financing in the upcoming months. Any additional funds raised will likely be used for marketing, general and administrative expenses and, to the extent that iNoize will rely upon us for financing, software development and maintenance. The quantity of funds to be raised and the terms of any equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to marketing and any additional software development will be devised once financing has been completed and management knows what funds will be available for these purposes. If additional financing is unavailable, iNoize will, to the extent possible, rely on revenue generated from licensing agreements and other sources identified above to meet its financial needs; similarly, we will rely upon revenues generated from our ecommerce links and banner advertisements. There is no guarantee, however, that we will meet working capital requirements on a continued basis.

RESULTS  OF  OPERATIONS

We incurred a loss before comprehensive items of $76,158 for the nine months ending October 31, 2002, compared to a loss of $183,973 for the nine months ending October 31, 2002. The increase in operating expenses incurred during the first nine months of 2001 compared with the operating expenses incurred during the first nine months of 2002 was primarily for website maintenance, filing fees, product marketing and professional fees.

We do not anticipate receiving any revenues until such time as our user base increases, thereby generating ecommerce revenues or until iNoize is successful in licensing the iNoize Technology to a sufficient number of parties to generating licensing revenues. We are engaged in business for profit, but cannot predict future profitability.

We operate the Jackalope website using the resources of iNoize. As such, we do not maintain our own technical staff. A management company, Harbour Pacific Capital Corp., controlled by one of our directors, performs an administrative service on our behalf and bills us a fee for this service. The management company provides full management services including bookkeeping services. We have two employees carrying out general administrative and marketing services for the Jackalope business.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash of $30,340 as of October 31, 2002, compared to $88,146 at October 31, 2001, a decrease of $57,806. We anticipate that we have sufficient funds on hand for the next six months of operation. We anticipate that we will operate at a loss for the foreseeable future. Our management has continued to provide capital through equity financing. We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete any plan of operations.

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

               NONE.

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

Dated:  December  5,  2002


                                   IQUEST  NETWORKS  INC.



                                   By:  /s/  Anton  J.  Drescher
                                   -----------------------------------
                                   Anton  J.  Drescher,
                                   Principal  Financial  Officer

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


I, Christopher Desrosiers, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of iQuest Network Inc. on Form 10-QSB for the quarterly period ended October 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of iQuest Networks Inc.


                                   By:  /s/  Christopher  Desrosiers
                                   -----------------------------------
                                   Name:  Christopher  Desrosiers
                                   Title:  President and Chief Executive Officer

                                   Date:  December  5,  2002



I, Anton J. Drescher, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of iQuest Networks Inc. on Form 10-QSB for the quarterly period ended October 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of iQuest Networks Inc.


                                   By:  /s/  Anton  J.  Drescher
                                   ------------------------------------
                                   Name:  Anton  J.  Drescher
                                   Title:  Secretary and Chief Financial Officer

                                   Date:  December  5,  2002