Form 10KSB
period 2003-01-31
IQUEST NETWORKS INC
filed 2003-05-01
CIK 1126932

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                   (Mark One)

   |X| ANNUAL REPORT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934.

                   For the fiscal year ended January 31, 2003

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

             For the transition period from _______ to ___________.

                         Commission file number 0-29651

                              IQUEST NETWORKS INC.

             (Exact name of registrant as specified in its charter)


                  WYOMING                                       06-1616453
(State or Other Jurisdiction of            (I.R.S. Employer Identification  No.)
 Incorporation  of  Organization)

  83  Halls  Road,  Old  Lyme,  Connecticut                         06371
(Address  of  principal  executive  offices)                    (ZIP  Code)


Registrant's  telephone  number,  included  area  code:         (860)  437-3093
                                                   -----------------------------

Securities  registered  pursuant  to  Section  12(b)                None
  of the Act:                                     ------------------------------

Securities  registered pursuant to Section 12(g)     Common Shares, no par value
  of the Act:                                   -------------------------------
                                      (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at April 29th, 2003 (computed by reference to average of the bid and asked price on the TSX Venture Exchange of the common shares on such date): $209,080. Number of common shares outstanding at April 29th, 2003: 10,100,494.

DOCUMENTS  INCORPORATED  BY  REFERENCE:  NONE

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS.

Certain statements contained in this Annual Report on Form 10-K ("Report"), including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements." Readers should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks described in this Report, including the "Risk Factors" section contained in this Item 1, and the other documents the Issuer files with the Securities and Exchange Commission ("SEC").

BUSINESS  DEVELOPMENT

ACQUISITION  OF  A  MINORITY  INTEREST  IN  INOIZE

In August 2000, we entered into a Letter of Intent with iNoize.com Software Ltd. ("iNoize") (the "Letter of Intent"), whereby iNoize granted to us the right to purchase up to a 33 1/3% minority interest in iNoize for an investment of up to US$166,665 ($250,000 Canadian dollars ("Cdn")). The Letter of Intent was formalized by a Subscription Agreement dated September 28, 2000, whereby we acquired 2,500,000 Class B voting common shares of iNoize for a purchase price of US$166,665 ($250,000 Cdn.) By a further Subscription Agreement dated May 25th, 2001, we increased our interest in iNoize from a 33 1/3% interest to a 46 2/3% interest, by purchasing an additional 1,875,000 Class B voting common shares of iNoize, for an additional investment of US$66,665 ($100,000 Cdn.). The purchases of iNoize were made in cash, based on an arm's-length negotiation, in an unrelated third party transaction. Consequently, the fair value of the purchase is the amount paid by us.

Concurrently with the share subscriptions, we entered into a Shareholders' Agreement dated September 28, 2000, with the shareholders of all of the issued and outstanding share capital of iNoize and iNoize (the "Shareholders' Agreement"). Pursuant to the terms of the Shareholders' Agreement, we have the right to appoint one director to the board of directors of iNoize out of a total of three directors.

Pursuant to the terms of the Shareholders' Agreement we have a right of first refusal on any subsequent equity or debt financings of iNoize in excess of $20,000 Cdn. Any decision to exercise the right of first refusal will be based on a review of the business development and prospects of iNoize at the time the investment decision is made, as well as the funds available to us and our ability to raise additional funds as necessary. We also have preemptive rights on any transfers of shares of iNoize.

iNoize is a private company incorporated under the laws of the Province of British Columbia on May 16, 2000. Its operations are located at Suite #6, 2475 West 1st Avenue, Vancouver, British Columbia, Canada.

LICENSE  AGREEMENT  WITH  INOIZE

We subsequently entered into a Technology License and Website Hosting and Management Agreement dated November 15, 2000 with iNoize (the "License Agreement"), whereby iNoize granted us the non-exclusive worldwide right to use its proprietary software technology (the "iNoize Technology") under the domain name, Jackalopeaudio.com ("Jackalope"). The iNoize Technology permits peer-to-peer transmission of music files in digital format over the Internet by way of streaming audio without downloading capabilities.

Our Jackalope website is operated by our wholly owned subsidiary, Jackalope Audio, Inc. ("Jackalope Subsidiary"). Our Jackalope website is equipped with links permitting its users to:

-    purchase music that they have just listened to,
-    purchase  concert  tickets  or  band  merchandise,
-    visit  artist  websites,  and
-    participate  in  chat  rooms.

It also contains feature articles on popular mainstream artists, as well as up and coming bands that are independent of major record labels.

Pursuant to the terms of the License Agreement, iNoize will provide all website hosting, technical and management services required to operate the website. The License Agreement also permits us to sublicense the iNoize Technology to any third party retained by us to develop, host or maintain the Jackalope website on our behalf. The License Agreement has a term of one year, with automatic renewal for subsequent one year terms, unless terminated by us on 30 days notice. In consideration for the acquisition of the license, we will pay royalties of $0.02 Cdn. per registered user for the first 500,000 users, and thereafter $0.05 Cdn. per registered user, which royalties will commence on the date we procure 250,000 users on our Jackalope. We will operate the website through our Jackalope Subsidiary.

We were incorporated under the laws of the Province of British Columbia on May 26, 1981 under the name "Force Energy Ltd.". On September 10, 1981, we changed our name to "Force Resources Ltd.". On December 1, 1994, we subsequently changed our name to "Force Technologies Inc." in connection with a consolidation of our share capital on a five old shares for one new share basis. On October 1, 1997, we changed our name to "Glassmaster Industries Inc." in connection with a forward split of our share capital on a one old share for two new shares basis.

Effective April 24, 1998, we continued our jurisdiction of registration from British Columbia, Canada to the State of Wyoming by filing a Certificate of Registration and Articles of Continuance in the office of the Secretary of State of Wyoming.

On January 19, 2000, we changed our name to "Interlink Systems Inc." in connection with a consolidation of our share capital on a ten old share for one new share basis. On July 28, 2000, we changed our name from "Interlink Systems Inc." to "iQuest Networks Inc." in connection with the acquisition of our interest in iNoize. We also concurrently effected a consolidation of our share capital on a one new share for two old shares basis.

We have two wholly owned subsidiaries, Glassmaster Industries Inc., and our Jackalope Subsidiary. Glassmaster Industries Inc. is incorporated in the state of Nevada and is currently inactive. Our Jackalope Subsidiary is incorporated in Yukon, Canada and holds a license to use the iNoize Technology to permit peer-to-peer streaming of digital audio files over the Internet.

BUSINESS  OF  ISSUER

We are in the business of distributing music in digital format by streaming audio over the Internet. The Internet is rapidly developing as a new distribution channel for the sale, delivery and sharing of pre-recorded music.

Our current business is largely focused on the digital transmission of music over the Internet. We participate in the business of iNoize through our holding of a 46 2/3 % minority interest in iNoize. The principal asset of iNoize is the iNoize Technology, which enables "peer-to-peer" transmission of music files in digital format over the Internet. "Peer-to-peer" means that individual Internet users can transmit music files between themselves, without any centralized storage of the music. The iNoize Technology also operates as an Internet based music library enabling users to locate other users that have the desired music selection. The iNoize Technology is designed to permit users to locate the music that they want to listen to and to hear that music in real-time; this process is sometimes referred to as "streaming audio". The iNoize system currently does not involve downloading or copying of music files. This transmission from one user to another user is referred to as peer-to-peer audio streaming. This is in contrast to the centralized storage of music files by a single music provider that then transmits the files to Internet users. The music is transmitted between users on a streaming basis, permitting the recipient to listen to the music in near real time as the data is being received. A streaming transmission does not involve the reproduction and storage of the data as a whole file. As the data file is never downloaded into the memory or hard-drive of the user's personal computer, the user does not store or copy the file.

Users who have their own private music collection stored as MP3 files on their hard drive enter into a membership agreement whereby they agree to allow other users to listen to their music collection. The iNoize software also creates a library of music available from on-line users. The library is continuously updated in order to add or delete entries as users logon or logoff.

We may also consider acquiring interests in other high-technology start-up businesses by providing those businesses with access to capital as well as industry, marketing, bookkeeping and management services. We may offer assistance and guidance in bookkeeping services as they relate to maintaining the daily books of a company, bank account reconciliations, and preparation of unaudited financial statements. Anton J. Drescher, one of our directors and an officer, is a Certified Management Accountant in Canada and is therefore qualified to offer these types of services. We also have two bookkeeping staff members available on a contract basis for basic bookkeeping duties.

MUSIC  TRACKING  SOFTWARE

We intend to enter into negotiations to incorporate music tracking software that will track and record data on all songs streamed across our Jackalope network, and publish that data directly to us. The incorporation of the tracking software will allow us to provide mandatory file tracking reports to licensing companies and content owners as part of our licensing deals with these firms.

MUSIC  PERFORMANCE  AGREEMENT  WITH  BMI

We  entered  into  a Web-Site Music Performance Agreement with BMI as of January
23rd, 2002 (the "BMI License Agreement"). Pursuant to the terms of the BMI License Agreement we have a non-exclusive license to transmit or cause to be transmitted over the Internet all musical works of BMI, pursuant to which we must pay a license fee equal to 1.75% of our gross revenues (as defined in the BMI License Agreement) generated by our Jackalope website during each fiscal quarter or 2.5% of the Music Area Revenue generated by our Jackalope website, which license fee is payable quarterly.

"Music Area Revenue" is revenue derived from Direct Music Area Revenue plus the Allocation of Run-of-Site Revenue. "Direct Music Area Revenue" is the total of
(1) in stream advertising revenue, which means audio ads that are played between songs, or any ads that appear as part of audiovisual effects on the website; (2) "Music Page Banner Advertising Revenue", which means revenue derived from advertisements appearing on or in connection with portions of the website where music is played; (3) "Music Subscriber Revenue", which means subscription fees that users pay if the service is a pay service; and (4) "Other Music Revenue", which means any other revenue that is earned through the playing of music on the website. "Allocation of Run-of-Site Revenue" essentially means the number of times the music page was looked at divided by the total number of times the website was visited.

The license fee is subject to a minimum payable of $259 per annum for gross revenues of up to $12,000, $388 for gross revenues of $12,001 to $18,500 and $517 for revenues in excess of $18,501. The duration of the Agreement is to December 31, 2003 and is renewable annually thereafter.

Management has finalized discussions with BMI as to the detailed information that will be required in order to track the music played over our Jackalope website and we intend to develop the software necessary to classify and report that information to BMI.

This information includes the number of times a song is streamed, the name of the artist, the name of the album and the name of the record label. Essentially, two steps must be taken: (1) clarify the specific information that is needed to be derived from our Jackalope website and reported to BMI and (2) come to an agreement with BMI on the best way of reporting that information that is compatible and understood by their technology and tracking systems. To date, we have now come to an agreement with BMI as to the information to be provided to BMI and we are now developing the appropriate software to deliver that information to BMI in a method in which they can sort it into their database through their technology. Management expects that this second step will be completed by the fourth quarter of 2003, subject to our ability to raise sufficient funds to finance such development.

We have not yet commenced delivery of the required music reports to BMI. We are in discussions with BMI to determine the best possible way of providing those reports. Because our Jackalope website is a streaming only site, the means of tracking the music will require additional software development. We are currently developing the appropriate tracking software, but it will take additional time in order to make it compatible with the Jackalope software and the databasing software of BMI. We expect that the software will be finalized by the fourth quarter of 2003, subject to our ability to raise sufficient funds to finance such development.

To date, there have been no negative consequences from the lack of delivery of the reports and we have been advised verbally by BMI that they will waive the requirement to deliver the reports until the proper software is in place. We are current with the other requirements, such as the financial reporting, pursuant to the BMI License Agreement and we are paid in full to date with regard to the licensing fees.

In the event that we are not able to develop the appropriate software in a timely fashion or BMI advises that the waiver has been rescinded, the BMI License Agreement may have to be terminated. This possibility has not been discussed nor is there a time frame set for that decision by either party. If the BMI License Agreement were to terminate, there is the potential risk that the artists/record labels could sue Jackalope for copyright infringement or unpaid royalties.

Once the software has been developed and is fully functioning we will then, in turn, contact each of ASCAP, SESAC, Inc. and Harry Fox Agency, Inc., in that order, in order to procure license agreements from such agencies to create revenue sharing models with the content owners to properly compensate artists and publishers for the content streamed over our Jackalope network.

Each artist under the five major record labels, being Universal Music Group, Inc. ("Universal"), BMG Entertainment ("BMG"), Sony Music ("Sony"), Warner Music Group ("Warner") and EMI Recorded Music ("EMI") is typically associated with a licensing company, such as BMI, ASCAP, SESAC, Inc. or Harry Fox Agency, Inc. These licensing companies then track the artist's music being played on the radio or through Internet play. The radio stations or Internet websites pay royalties to the licensing agency and that agency retains a percentage for providing the tracking service and pays the balance to the artist and record label.

Accordingly, by entering into the BMI License Agreement, we were granted the right to play the music of the artists that BMI represents. The license granted applies only to streaming audio and not to the downloading of music, where a copy is made of the copyrighted material, which can then be reproduced.

PRINCIPAL  PRODUCTS  OR  SERVICES

To the extent that the business of iNoize will affect our return on investment, iNoize intends to generate its revenues by licensing its peer-to-peer audio streaming software to other companies that desire the ability to digitally distribute streaming music files over the Internet.

While we are dependent on iNoize licensing its software to other parties for a return on our investment, we believe that because our Jackalope website is the first to offer the service using the iNoize software and we offer services above and beyond what the iNoize software offers, and we intend to continue to build on those additional offerings, this will give us a competitive edge on competitors. We also believe that increased competition within the industry only increases consumer awareness of our type of service. One of our key focuses currently is the marketing and advertising of our Jackalope website to increase brand awareness.

iNoize has currently granted a non-exclusive worldwide license to us permitting us to use iNoize's proprietary software technology under the domain name, Jackalopeaudio.com. Accordingly, our Jackalope website will permit music listeners to network for the purposes of listening to each other's music collections over the Internet. Similarly, users who have their own private music collection stored as MP3 files on their hard drive will enter into membership agreements whereby they agree to allow other users to listen to their music collection. At present, Jackalope has approximately 8,000 regular users utilizing its website and services. The website also offers online sales of concert tickets, compact disc and music memorabilia.

However, with the recent Napster decision in February of 2001, the U.S. Court of Appeals confirmed it was appropriate to issue an injunction against Napster, which would significantly limit Napster's participation in the distribution of copyrighted music. The Court of Appeal held that there was sufficient basis for the plaintiff record labels to establish that Napster infringed copyright laws by facilitating music downloads.

Because iNoize cannot unequivocally state that the offering of streaming audio does not violate copyright laws, its licensees are expected to obtain license agreements for streaming audio in order to ensure compliance with copyright laws.

The service provided by iNoize and similarly, our Jackalope website, require users to have a broadband connection to the Internet in order to operate the software. Accordingly, increasing consumer acceptance of the iNoize system will be dependent on the increasing usage and availability of broadband Internet connections.

DISTRIBUTION

To the extent that iNoize will affect our return on investment, iNoize intends to license its software to companies that have secured or intend to secure digital distribution rights from the big five music labels: Universal, BMG, Sony, Warner and EMI. iNoize's peer-to-peer technology can substantially reduce broadband costs for companies that digitally transmit music from their own servers to the recipient users. The reduction in broadband costs is a result of the data being transferred between Internet users, instead of between license holder and user. Therefore, the license holder does not pay for the transmission of data through its own broadband service. For distribution companies that receive millions of hits per year costs can be significant if the data is transmitted using its own broadband services. By having the transmission of the music files occur directly between users, the license holder saves the costs associated with the data transmission, such as the purchasing of multiple servers for MP3 storage, the hosting with housing those servers, the maintenance and upgrade costs associated with upgrading the servers to maintain cutting edge technology, and the bandwidth costs associated with usage on those servers.

Our Jackalope Subsidiary will utilize word-of-mouth based marketing within the college and 18 - 25 year old communities as the target market, but will also utilize press release announcement and media coverage to spread the brand name across all market demographics. Our Jackalope Subsidiary has assembled a promotional director and street team to carry out these marketing efforts, and has also retained marketing, public relations and investor relations staff to work on media relations and investment interest.

STATUS  OF  SERVICES

We will continue to improve and upgrade the iNoize Technology to ensure compatibility with new operating systems and software, which improvements will make the service compatible with Windows ME as well as all updates of Microsoft Internet Explorer. Further improvements to the SmartSourcing technology will be made for more accurate file recognition and better streaming quality. Because SmartSourcing works to improve streaming quality by recognizing several users with the same file and then using an assigned piece of the song from each of those users to complete a clear, uninterrupted stream to the end user, the better the file recognition, the better the match the technology can find and therefore the better the resulting stream.

We also intend to develop the software necessary to classify and report information related to music played on our Jackalope website to BMI that is compatible and understood by the technology and tracking systems of BMI

We are continuing to work towards finalizing key agreements, such as the agreement with eLiberation for audio tracking software and to enter into an Internet licensing agreement with ASCAP, SESAC and Harry Fox Agency. We have temporarily suspended plans to launch "The Jackalope" magazine, which was to be an entertainment magazine dealing primarily with music related information geared towards the college student crowd, with content done by college students, and to serve as an advertisement for our Jackalope website and help to create band awareness. Subject to further development of the Jackalope website and related software and a significant increase in the number of users, we will then proceed with our plans for The Jackalope Magazine.

We are also looking to increase our music group/entertainers by signing on a new music group in a manner similar to "bridges fell" for promotion under our Jackalope Entertainment division.

COMPETITIVE  CONDITIONS

The market for the online promotion and distribution of music and music-related products and services is new, highly competitive and rapidly changing. The number of websites competing for the attention and spending of consumers and advertisers has increased. We expect that competition will continue to increase, because there are few barriers to entry to the Internet.

More than 150 music websites compete with iNoize and our Jackalope website for music consumers, advertisers or artist relationships. Some of the competitors include the following:

- online "portals" such as Morpheus, PressPlay, MusicNet, which allow for downloading and sharing of MP3 files;

- traditional big five music labels (Universal, BMG, Sony, Warner and EMI), some of which have recently established an online presence to promote and distribute the music and tours of their respective artists through making MP3 tracks available for download and preview via the corporate and separate artists' websites; and

- traditional retailers such as Tower Records and Virgin Megastore and their Internet affiliates that have licensed content to make available for download and preview via their corporate websites.

Some competitors have agreed to work together to offer music over the Internet, which will result in increased competitive pressures. For example, Warner, BMG and EMI recently formed a joint venture with RealNetworks to operate an online music portal, called MusicNet. MusicNet, as both a technology provider and a music clearinghouse, will operate as a stand alone independent company and will license its private-label platform to companies seeking to sell music subscription services under their own brands. Its goal is to distribute music profitably to as many outlets as possible. MusicNet will initially license its platform to America Online and RealNetworks, each of which plans to launch branded online subscription services later this year. MusicNet will also license its platform to other distribution outlets, including Napster, provided that such outlets satisfy legal, copyright and security concerns.

Currently, our user base is much lower than its competitors, but our primary focus is to provide samples of music prior to its purchase, as opposed to websites that offer downloading services that can be either a circumvention of the buying process or a hybrid that allows users to download songs and burn them onto CD for a fee. Our goal is to fit in the market as a tool for previewing music before buying and to facilitate the buying process through our website. In working with the music companies instead of against them by circumventing their CD sales, we also hope to gain a stronger backing and positioning in the online music business by working alongside the music industry and music companies, allowing them to use Jackalope Audio as a tool to boost revenue online and offline.

Our Jackalope website is also an MP3 sharing network, so it will be competing with the above mentioned competitors that are trying to attract the same target market as Jackalope. To our knowledge, Jackalope Audio is the only solely streaming audio peer-to-peer network, which separates Jackalope Audio within the competitive market. Based on the fact that Jackalope has not been under legal scrutiny to this point and is intending to enter into discussions with key licensing companies within the music industry, it is our opinion that Jackalope will be competitive in the market in the near future once it has passed its current growth stage and as our user base increases.

Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many current and potential competitors in the Internet and music entertainment businesses may have substantial competitive advantages, including:

-    longer  operating  histories;

-    significantly  greater  financial,  technical  and  marketing  resources;

-    greater  brand  name  recognition;

-    larger  existing  customer  bases;  and

-    more  popular  content  or  artists.

These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and devote greater resources to the development, promotion and sale of their products or services. Websites maintained by existing and potential competitors may be perceived by consumers, artists, talent management companies and other music-related vendors or advertisers as being superior to iNoize and our Jackalope website. Increased competition could result in advertising price reduction, reduced margins or loss of market share, any of which could harm our stock price.

Despite the competition that iNoize may face, iNoize believes that it will succeed in the online distribution of music by aligning itself with its competitors and licensing its peer-to-peer software technology to them. iNoize hopes to target companies, such as MusicNet, and CDNow, which presently rely upon distributing music to users through their central servers.

Due to key differentiators within the iNoize technology and overall music portal, Jackalope will have the ability to compete very well against its market competition.

The most notable distinction between the iNoize technology and the technology of other services is that the iNoize technology restricts users from making copies of the music. Instead, it only allows for real-time streaming. As a result, iNoize has never received a request from music content owners requiring it to apply filters to restrict content. As such, the iNoize technology does not employ filtering to limit content on the service. The major providers in online music, (i.e. - Napster, KaZaa, Morpheus, Press Play, MusicNet, etc) included a downloading component, which is where they encountered their copyright infringement problems.

In addition to utilizing streaming audio instead of downloading of MP3s, our Jackalope Subsidiary also employs a content encryption technology that encrypts every stream over our Jackalope network, and decrypts those streams, passing them through to the embedded Jackalope player in a manner that disallows intervention. This process further protects the artist's intellectual property and provides another large differentiator between the Jackalope technology and other competitors. Also, within the Jackalope technology, we have also introduced a peer-to-peer SmartSourceTM technology that not only increases the reliability of our Jackalope peer-to-peer network but is a huge step forward for the entire peer-to-peer industry. This process entails the sourcing of a stream from several peers with the same file as opposed to a single one-to-one transfer. In doing this, where before if a user were to drop offline in mid-transfer, the transfer would end; with SmartSource TM the pieces of the file assigned to that user are instantaneously reassigned to the remaining party's streaming, and the listener never experiences an interruption.

INTELLECTUAL  PROPERTY

On  June  14th,  2002,  we  filed,  on  behalf  of  iNoize, a PCT Utility Patent
Application with the United States Patent and Trademark Office on iNoize's secure and distributed networking software for streaming copyrighted media. iNoize previously filed a provisional patent in June 200l related to the software. A provisional patent application is a relatively informal application that precedes filing of a regular application. It is used to establish a priority filing date for the information contained in the provisional application. A provisional application has a lifetime of only one year, after which it expires. The one year period is absolute, and cannot be extended. The provisional application cannot become an issued patent. It is not examined, and does not require claims defining the invention. Instead, a regular utility application must be filed, to be examined and issued in due course. The regular utility application claims a priority date from the provisional, to get credit for the earlier filing date.

There is no guarantee that the patent will not be successfully challenged by other providers of similar services claiming a similar technology.

GOVERNMENT  REGULATION

COPYRIGHT  ACT

There are three different types of copyrights for the various uses of recorded music:

-    rights  to  a  composition  maintained  by  publishers;

-    rights  to  a  specific  recording  maintained  by  records  labels;  and

- rights to an individual performance of the corporation by an artist managed by performing rights organizations.

THE  DIGITAL  MILLENNIUM  COPYRIGHT  ACT  ("DMCA")

Signed into law on October 28, 1998, section 512(a) of The Digital Millennium Copyright Act (the "DMCA") limits the liability of service providers in circumstances where the provider merely acts as a data conduit, transmitting digital information from one point on a network to another at someone else's request. This limitation covers acts of transmission, routing, or providing connections for the information, as well as the intermediate and transient copies that are made automatically in the operation of a network. In order to qualify for this limitation, the service provider's activities must meet the following conditions:

-    The  transmission  must  be  initiated by a person other than the provider.

- The transmission, routing, provision of connections, or copying must be carried out by an automatic technical process without selection of material by the service provider.

-    The  service  provider  must  not determine the recipients of the material.

- Any intermediate copies must not ordinarily be accessible to anyone other than anticipated recipients, and must not be retained for longer than reasonably necessary.

-    The  material  must  be  transmitted  with  no modification to its content.

Section 512(b) of the DMCA limits the liability of service providers for the practice of retaining copies, for a limited time, of material that has been made available online by a person other than the provider, and then transmitted to a subscriber at his or her direction. The service provider retains the material so that subsequent requests for the same material can be fulfilled by transmitting the retained copy, rather than retrieving the material from the original source on the network.

Section 512(c) limits the liability of service providers for infringing material on websites (or other information repositories) hosted on their systems. It applies to storage at the direction of a user. In order to be eligible for the limitation, the following conditions must be met:

- The provider must not have the requisite level of knowledge of the infringing activity, as described below.

- If the provider has the right and ability to control the infringing activity, it must not receive a financial benefit directly attributable to the infringing activity.

- Upon receiving proper notification of claimed infringement, the provider must expeditiously take down or block access to the material.

In addition, a service provider must have filed with the Copyright Office a designation of an agent to receive notifications of claimed infringement.

The DMCA's protection of service providers against the illegal actions of users of the service includes services such as Yahoo and other properties that are classified as information location tools. The sites are shielded from liability unless actively participating in the illegal activity.

RESEARCH  AND  DEVELOPMENT  ACTIVITIES

The market for software technology has historically been characterized by frequent technological advances, evolving industry standards and escalating customer expectations. As our Jackalope website uses iNoize's software technology, we believe that our future growth and success will be largely dependent upon iNoize's ability to develop products or improve its technology to meet the evolving needs of its prospective clients. In conjunction with iNoize, we will continually evaluate our products to determine what additional enhancements are required by the marketplace. If either we or iNoize can purchase or license proven products at reasonable costs, we will do so in order to avoid the time and expense involved in developing such products. One example of this is on June 15, 2001 our Jackalope website incorporated SmartSourceTM technology into the Jackalope software.

SmartSourceTM technology allows for superior streaming within our Jackalope peer-to-peer network by finding multiple different sources of a chosen MP3, and then assigning each source a piece of the chosen MP3 to stream to the listener. SmartSourceTM technology directly addresses the quality of service concerns of peer-to-peer music listening services. A song is now streamed from many sources, which lowers the required throughput between individual sources and listeners necessary to stream CD quality music. Also, if one of the sources disconnects from the network, another source is seamlessly substituted in, effectively resulting in an uninterruptible music stream. Peer-to-peer music listening now offers the quality of service of the central server approach, without the high costs associated with bandwidth for such a service.

The SmartSourceTM technology also preserves the encryption process of our Jackalope service, and receives the MP3 file packets in an encrypted format and plays them as they are received.

Over the past three years approximately $350,000 Cdn. has been utilized for the development of the iNoize software. To date, we have supplied all of that amount.

EMPLOYEES  AND  CONSULTANTS

We operate our Jackalope website using the resources of iNoize. As such, we do not maintain our own technical staff. A management company, Harbour Pacific Capital Corp., controlled by one of our directors, performs an administrative service on our behalf and bills us a fee for this service. The management company provides full management services including bookkeeping services. We have two employees carrying out general administrative and marketing services for our Jackalope business.

iNoize has five on-call consultants, three of whom are the technical founders of the website. Two of the founders presently act in management roles for iNoize. One of the founding members serves on the advisory board and assists with business development issues. iNoize will increase its staffing as needed to support any increase in activity or growth in the company.

CRITICAL  ACCOUNTING  POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to customer programs and incentives, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, impairment or disposal of long-lived assets, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and that require the most subjective judgment:

     -    Revenue  recognition;
     -    Accounting  for  marketable  securities;
     -    Impairment  or  disposal  of  long-lived  assets;
     -    Inventory  valuation  and  related  reserves;  and
     -    Deferred  taxes.

REVENUE RECOGNITION. ecommerce revenue and other revenues are recognized in accordance with the terms of the specific agreement, which is generally upon delivery. Banner advertising revenues are recognized ratably over the term of the related agreement.

ACCOUNTING FOR MARKETABLE SECURITIES. We classify our investments in marketable securities as "available for sale." We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses are included in accumulated other comprehensive income (loss), which is reflected upon the sale of our marketable securities in the statements of operations.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Long-lived assets are reviewed in accordance with Statement of Financial Accounting Standard ("SFAS") 144. Impairment or disposal of long-lived assets losses are recognized in the period the impairment or disposal occurs. Long-lived assets are reduced to their estimated fair value.

INVENTORY VALUATION AND RELATED RESERVES. Inventories are valued at the lower of cost or market on a first-in, first-out basis. We use a standard cost system for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs. We write down or reserve for estimated obsolete or excess inventory based upon assumptions about future demand and market conditions. We compare current inventory levels on a product basis to our current sales forecast in order to assess our inventory reserve balance. The sales forecasts are based on economic conditions and trends (both current and projected), anticipated customer demand and acceptance of the products, current products, expected future products and various other assumptions. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

DEFERRED TAXES. We record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion of the amount may not be realized. During 2002, we determined that it was no longer more likely than not that we would be able to realize all or part of our net deferred tax asset in the future, and an adjustment to provide a valuation allowance against the deferred tax asset that as charged to income.

                                  RISK FACTORS

Set forth below and elsewhere in this Report are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report.

The following risk factors relate specifically to the products and services offered by iNoize and our Jackalope website.

LACK  OF  OPERATING  HISTORY  IN  THE  DIGITAL  DISTRIBUTION  OF  MUSIC

We were previously in the glass laminate and tinting industry and therefore, have little experience in the business of distributing music digitally over the Internet. Our current operations are subject to the many risks inherent in a development stage business enterprise operating in a market dependent upon new technology. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in a new business and the competitive environment in which we operate. We have not earned revenues from operations, have yet to produce a profit and do not have any significant assets. If the business of iNoize or our Jackalope website fail to achieve projected rates of market penetration, this failure could significantly affect our future cash flow. Our operating history is insufficient for an investor to rely on in making a judgment about our future performance. We cannot be certain that our business strategy will be successful or that we will successfully address the risks and uncertainties related to our limited operating history.

NEED  FOR  ADDITIONAL  CAPITAL  AND  ABILITY  TO  RAISE  ADDITIONAL  CAPITAL

Neither we nor iNoize currently have any significant revenues. Accordingly, the development of the business of iNoize and our Jackalope website will depend on our ability or the ability of iNoize to raise additional funds as needed. To the extent that iNoize will rely upon us for future financing, we may not be able to raise additional funds for expansion and/or growth of iNoize's business and the further development of the iNoize Technology. Our resources may not be sufficient for our working capital and capital expenditure requirements. We may need to raise additional funds through public or private debt or equity financing in order to:

- take advantage of opportunities, including expansion or acquisitions of additional businesses or technologies;

-    develop  new  products  or  services;  or

-    respond  to  competitive  pressures.

If such funds are not available, our business may fail and the price of our common stock may fall considerably. Additional financing may come in the form of exercise of outstanding share purchase warrants, private placement securities offerings or from bank financing. If we issue additional shares to raise capital, existing shareholders will suffer a dilution of their stock ownership. Any additional financing we may need may not be available on favourable terms or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new products or services or otherwise respond to unanticipated competitive pressures, and our business could be harmed.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

The report of our independent auditors on our January 31, 2003 financial statements includes a note stating that our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted, with any certainty, at this time. We have historically satisfied our capital needs primarily by issuing equity securities. We plan to continue to provide for our capital needs during the year ended January 31, 2004 by issuing equity securities.

NO  ASSURANCE  THAT  OUR  OPERATING  RESULTS  WILL  BE  PROFITABLE

Our lack of operating history and unproven business model make it difficult to accurately forecast our future revenues or results of operations. We have no meaningful historical financial data upon which to base planned operating expenses, and our sales and operating results are difficult to forecast. Despite the fact that there are other companies in the same competitive market for online music sharing, we are not aware of a model utilized by any streaming audio, peer-to-peer service currently in the market that has proven itself as a viable revenue generating model. The following factors may cause our annual and quarterly operating results to fluctuate significantly, many of which are outside of our control:

-    the  effectiveness  of  our  sales  and  marketing  campaign;

-    market  acceptance  of  our  services;

-    the  amount  and  timing  of  our operating costs and capital expenditures;

-    introductions  by  our  competitors  of  new  or  enhanced  services;

-    changes  in  our  management  team  and  key  personnel;  and

- fluctuations in general economic conditions and economic conditions specific to our industry.

One or more of these factors could materially and adversely affect gross margins and operating results in future periods. Given our stage of development and level of revenues, there is no assurance that we will, at any point, attain profitability.

OUR BUSINESS IS SUBSTANTIALLY DEPENDENT UPON LICENSE AGREEMENTS WITH A LIMITED NUMBER OF MUSIC LABELS

The North American market for music is highly concentrated among a limited number of major labels. There is no guarantee that we will obtain license agreements with all or any of the major five music labels, being Universal, BMG Sony, Warner and EMI, and even if we obtain the necessary license agreements, they will not be exclusive, which means that similar agreements may be made with our competitors or that the music labels may provide the music online themselves. While we believe that we will be successful in obtaining licenses, there can be no assurance that we will be able to expand or maintain those relationships. The lack of a sufficient number and variety of music would greatly limit our ability to market our Internet products and services.

CONSEQUENCES  OF  TERMINATION  OF  BMI  LICENSE  AGREEMENT

If the BMI License Agreement is terminated because we are unable to develop the appropriate tracking software on a timely basis, we may have no choice but to take our Jackalope service offline until the appropriate software has been developed, at which point we would then seek another license agreement with BMI. We would be at risk for copyright infringement or liability for unpaid royalties for music played on our Jackalope website.

If our Jackalope service were to be taken offline then our Jackalope website would likely lose a significant percentage of its user base. We would then incur significant marketing costs in advertising our Jackalope service. There is no guarantee that we will have the financial resources to cover such marketing costs, nor is there any guarantee that we would be successful in raising sufficient funds to cover those costs.

THE RATE OF CONVERSION OF VISITS TO JACKALOPE WEBSITE INTO ECOMMERCE AND BANNER ADVERTISING REVENUES REMAINS NIL, AND THE DIFFERENCE BETWEEN THE TWO GROWTH CURVES CONTINUES TO INCREASE

The average number of users accessing our Jackalope website to date has not resulted in any revenues from ecommerce and banner advertising. The number of visits to our Jackalope website continues to increase, whereas the ecommerce and banner advertising revenues have not yet commenced. Should we be unable to generate any or significant revenues from ecommerce and banner advertising our business would be adversely affected and our likelihood of continuing operations will increase significantly.

POTENTIAL FOR FAILURE IN OUR EFFORTS TO FURTHER INOIZE'S BUSINESS AND THE JACKALOPE WEBSITE

We may not be successful in our effort to further iNoize's business and our Jackalope website. iNoize's limited stage of development, together with our limited operating history, make us subject to the risks associated with start-up companies. For example, we have not generated any significant revenues and may experience cash flow difficulties. To the extent that iNoize will rely upon us for financing, we may be required to rely upon equity financing to assist iNoize in meeting any cash needs in the short term. Such financing may not be available. In addition, we do not have an established presence in the market that iNoize and our Jackalope website intend to target and our names are not well known to consumers in that market. There is no guarantee that iNoize will become known to consumers, or that we will ever establish a significant market presence through our Jackalope website. Earning revenue will depend upon the successful development of both the iNoize and Jackalope websites. We may require additional financing to assist iNoize to further develop it proprietary software and, as discussed above, such financing may not be available when required. Any or all of these factors may cause our stock price to fall.

CERTAIN OF OUR DIRECTORS AND OFFICERS WILL ONLY DEVOTE PART-TIME EFFORTS TO OUR BUSINESS

We do not maintain our own technical staff nor do we anticipate hiring technical staff in the near future; we rely on the technical staff of iNoize. We conduct our operations through a management company, Harbour Pacific Capital Corp., controlled by one of our directors. The management company provides full management services including accounting and administrative support. We have two full-time employees carrying out general administrative and marketing services for our Jackalope business. Other than Christopher Desrosiers, none of our directors and officers will dedicate full-time employment to our operations. Management anticipates devoting up to twenty hours per week to our business. Our officers have not entered into written employment agreements and are not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of our business and our likelihood of continuing operations.

ABILITY  TO  RETAIN  QUALIFIED  MANAGEMENT  PERSONNEL

The present management structure of iNoize and our company, although adequate for the early stage of our operations, will likely have to be significantly augmented as operations commence and expand. Our ability to recruit and retain capable and effective individuals for ourselves and iNoize is unknown. The loss of the services of our current officers, or our inability to attract, motivate and retain highly qualified executive personnel in the future could result in the failure of or cause serious disruption to the development of our business.

COMPETITION  IN  THE  MUSIC  DISTRIBUTION  INDUSTRY

The digital distribution of music over the Internet is relatively new and, therefore, the market is difficult to predict in terms of the level of demand for the products and services offered by the iNoize and Jackalope websites. In addition, this market is or likely will be, subject to intense competition from both private and public businesses nationally and/or around the world, many of which have greater financial and technical resources. iNoize and our Jackalope website will compete with more established competitors in the Internet music distribution industry and e-commerce businesses and may have difficulty establishing a significant market presence. If iNoize and our Jackalope website are unable to compete in this marketplace, their entrance into the Internet market may fail and our stock price may fall.

COMPETITION  WITH  INOIZE

We have a non-exclusive license to the iNoize Technology so it is possible that we will be competing against iNoize or any of its licensees, some of whom may have greater financial resources, longer operating histories and greater name recognition. If we are in direct competition with parties using the identical technology, we have a greater chance of failing to capture a significant market share. Our competitors may be also able to respond more quickly to new or emerging technologies and changes in customer requirements.

CHANGES  IN  LAWS  REGARDING  THE  DIGITAL  DISTRIBUTION  OF  MUSIC

Significant changes in copyright law may make the service either illegal or unnecessary, and could result in our failure to pursue our business in the digital distribution of music. The laws respecting the transfer of digital information over the Internet is evolving. In 1998, the Digital Millenium Copyright Act came into force and provided some protection to service providers against liability for information or transmissions that appeared or passed through their website or servers. However, in the future, laws may be passed that would restrict the ability of iNoize to provide services that facilitate the transfer of copyrighted files among users to deliver those services. Furthermore, the impact on the music distribution businesses of iNoize and our company resulting from the recent decision of the US Court of Appeal which limited Napster's ability to participate in the Internet distribution of digital music files is unknown. iNoize and our Jackalope website may be required to restrict participation in its streaming music business to license holders that can demonstrate compliance with copyright laws.

ADVERSE  EFFECTS  OF  INCORRECT  FINANCIAL  ASSUMPTIONS

Our business strategy is predicated on certain assumptions. These assumptions will include revenue and expense projections and the occurrence of certain future events. If the assumptions are incorrect, then our potential return on investment from our minority interest in iNoize, and any revenues derived from the Jackalope website, may be adversely affected. Similarly, if our actual costs to assist iNoize in developing its digital distribution business exceed projected revenues, then our overall profits will be less than projected. Therefore, any returns to investors will largely be determined by our ability to execute its plan of operation. There are no assurances that management will be successful in executing our plan of operation. Projections are based upon current information and extrinsic factors, such as our ability to obtain additional financing inflationary controls and market conditions.

LOSS OF INTEREST IN INTELLECTUAL PROPERTY / CLAIMS OF INFRINGEMENT BY THIRD PARTIES

Although we filed, on behalf of iNoize, a PCT Utility Patent Application with the United States Patent and Trademark Office on iNoize's secure and distributed networking software for streaming copyrighted media, there can be no assurance that iNoize will be successful in protecting its proprietary rights from use by its competitors who choose to infringe upon its patents or who challenge the validity or scope of the patent. To the extent that iNoize will depend upon us for financial assistance, we may not have the financial resources to engage parties infringing upon iNoize's patents to enforce its intellectual property rights. The success of iNoize and our Jackalope website may also depend upon the iNoize Technology not infringing any intellectual property rights of others and upon no such claims of infringement being made. If any claims of infringement are made, we may be held liable, in conjunction with iNoize, for damages for such infringement and be required to pay cash compensation. iNoize may also be forced to stop using its technology upon which it is currently dependent if use of that technology is found to infringe proprietary rights held by others. Our business is materially dependent upon the protection of technology held by iNoize, and as a result of the foregoing, the price of our common stock may fall.

ACCESS  TO  TECHNOLOGY  BY  COMPETITORS

The digital distribution business is readily accessible and can be easily entered by competitors. There are currently a number of services that enable the transmission of digital music over the Internet, including in streaming format. Furthermore, increased competition may have a negative impact on the price of our common stock.

UNCERTAINTY  OF  MARKET  ACCEPTANCE

We expect to experience significant fluctuations in operating results in future periods due to:

-    the  ability  to  attract  users  to  the  iNoize  and  Jackalope websites;

- the ability to produce content and/or procure licenses to music that will attract users and in turn, generate revenues;

- intense competition from other providers of digital distribution of music over the Internet;

- the ability to upgrade and develop systems and infrastructure in a timely and effective manner;

-    technical  difficulties  such  as  system  downtime;

- the ability to attract users at a steady rate and to maintain customer satisfaction;

- the amount and timing of operating costs and capital expenditures relating to operations, infrastructure and expansion of the business; and

- the amount and timing of operating costs and capital expenditures relating to the implementation of marketing programs.

MARKETING  PROGRAM

If we do not achieve successful results from our proposed marketing program for our Jackalope service and align ourselves with companies that possess the tools to increase the quality and attractiveness of our service, we will be unable to increases the user base and, thus, the advertising revenues from banner ads, pop up ads and/or stream inserted advertisements will be unachievable. We will only be able to attract advertisers and our database information will only be viable if we are able to successfully increase the size of our Jackalope user base.

KEY  AGREEMENTS

We  need  to  procure  certain  key  agreements:

- In order to comply with royalty and licensing legal requirements and avoid infringing on copyright laws, we need to procure key license agreements with companies that provide content to music websites, which companies then pay royalties to the artists they represent from the license fees. We are looking to enter into license agreements with ASCAP, SESAC, Inc. and/or Harry Fox Agency, Inc. If we are unable to procure license agreements with any or all of such companies, we will be unable to provide music content online without creating liability for artist royalties and/or infringing copyright laws. We entered into the BMI License Agreement, as of January 23rd, 2002. We have not entered into any other license agreements to date, although we intend to contact one or more of the other agencies in the near future in order to procure additional license agreement(s).

- In order to comply with the terms of any licensing agreements for music content, we will need to procure an agreement with a company that has audio tracking software that it can integrate into our Jackalope website to properly track all of the songs that are streamed over our Jackalope website, which information can then be provided to the licensors. We have entered into negotiations with eLiberation (www.eLiberation.com), which has tracking software that has been reviewed by the Recording Industry Association of America. We are negotiating with eLiberation as to the logistics of incorporating its file tracking technology and the costs of such incorporation, once we have completed our technology upgrades, expected to be completed by the fourth quarter of 2003. If we are unable to include tracking software on our Jackalope website, we will not be able to fulfill the terms of any licensing agreements and, thus, would not have the ability to provide music content.

- We need to procure advertising and sales contracts with key advertisers and music labels and retailers for our database sales. If we are unable to bring in advertisers we will not be able to generate a substantial portion of our anticipated revenues.

OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO SCALE OUR OPERATIONS AS DEMAND INCREASES

Although the iNoize Technology has been designed to provide scalability, our operations may not be sufficient to maintain superior performance if customer demands exceed projected levels. We cannot be certain that our technology and equipment can serve a substantially larger number of customers on a timely basis. We also cannot ensure that we will be able to make investments successfully or at an acceptable or commercially reasonable cost to keep up with demand.

The following risk factors relate to our possible acquisitions of other business interests.

OUR  PROPOSED  VENTURE  CAPITAL  OPERATIONS  ARE  SPECULATIVE

If we decide to proceed with acquiring other business interests, our success will depend to a large extent upon the operations, financial condition and management of the identified target company. While we will prefer participating in acquisitions with businesses having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event that we complete an acquisition, the success of the operations will depend upon management of the target company and numerous other factors beyond our control. There is no assurance that we can successfully identify suitable target companies and consummate additional business acquisitions.

THERE  IS  A  SCARCITY  OF  AND  COMPETITION  FOR  BUSINESS  ACQUISITIONS

If we decide to proceed with acquiring other business interests, we will be an insignificant participant in the business of seeking equity participation in entities such as iNoize. However, a large number of venture capital firms are active in mergers and acquisitions of companies which may also be merger or acquisition target candidates for us. These entities may have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we may be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business acquisition. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

We do not have any current plans, arrangements, agreements, or understandings to acquire other businesses, and are focusing our efforts on the agreement with iNoize.com and our Jackalope Subsidiary.

The following risk factor is a general risk that investors should consider before making any investment in our securities.

DESIGNATION  AS  A  PENNY  STOCK

Our securities may be deemed "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Act of 1934, as amended. Such a designation could have a material adverse effect on the development of the public market for shares of our common stock. Compliance with procedures relating to the sale by broker-dealers of penny stocks may make it more difficult for purchasers of our common stock to resell their shares to third parties or to otherwise dispose of such shares.

WE  DO  NOT  EXPECT  TO  PAY  ANY  DIVIDENDS  IN  THE  FORESEEABLE  FUTURE

We do not contemplate paying cash dividends in the foreseeable future. Future dividends will depend on our financial requirements.

ITEM  2.  DESCRIPTION  OF  PROPERTIES.

Our principal executive offices are located in Old Lyme, Connecticut. We rent approximately 300 square feet at a cost of $200 US per month.

ITEM  3.  LEGAL  PROCEEDINGS.

There are no legal proceedings reportable pursuant to this section. As of the date of this Form 10-KSB, neither we nor iNoize have been served with notice of any legal proceedings and do not contemplate undertaking any legal proceedings.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

There is a limited public market for our common shares. Our common shares trade on the TSX Venture Exchange ("TSX") under the symbol "YQN". Our shares also trade on the Berlin Stock Exchange Unofficial Regulated Market under the trading symbol "IQ4" and on the Frankfurt Stock Exchange. We have been assigned the trading symbol "IQNW" by the NASD, but do not currently trade in the United States. However, we intend to apply to be quoted on the NASD's Over-the-Counter Bulletin Board in the near future.

The following table shows the high and low sales prices (in US dollars) of our common shares as reported by the TSX for the periods indicated.

                              TSX Venture Exchange
                      (Symbol  "YQN")

Quarter                            High                 Low
-------                            ----                 ---
                                   ($US)                ($US)

Quarter  ended  Apr  30,  2001          1.17                0.34
Quarter  ended  Jul  31,  2001          0.63                0.31
Quarter  ended  Oct  31,  2001          0.57                0.13
Quarter  ended  Jan  31,  2002          0.21                0.14
Quarter  ended  Apr  30,  2002          0.17                0.13
Quarter  ended  Jul  31,  2002          0.11                0.05
Quarter  ended  Oct  31,  2002          0.03                0.03
Quarter  ended  Jan  31,  2003          0.03                0.02
Quarter  ended  Apr  30,  2003          0.03                0.02

There  is  no  public  trading  market  for  the  shares  of  iNoize.

As at April 29th, 2003, we had approximately 351 registered stockholders holding 10,100,494 common shares.

To date, we have not paid any dividends on our common shares and do not expect to declare or pay any dividends on such common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by the Board of Directors.

There were no sales of securities made by us during the year ended January 31, 2003.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

FORWARD  LOOKING  STATEMENTS

This report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 21e of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

PLAN  OF  OPERATION

Our plans over the next twelve months consist of multiple phases. During the second quarter of our fiscal year 2003, we plan to undertake an advertising and marketing campaign which includes a full scale college campus promotional campaign with live "bridges fell" concert events with promotional team members for our Jackalope Audio, Inc. ("Jackalope") promotional team members on college campuses and at college campus events handing out Jackalope merchandise and marketing materials and talking to students to generate brand recognition of the Jackalope name amongst the Jackalope service's target market. At "bridges fell" shows, the promotional staff will assist in the promotion of "bridges fell" as well as promoting the Jackalope website to the live audience. We intend to also market and sell the "bridges fell" CD at tourist destinations and throughout college campuses, which will consist of promotional staff handing out Jackalope materials and promoting the Jackalope website at these events while promoting the presence of "bridges fell" music at www.jackalopeaudio.com as a way of driving traffic to the website and at the same time promoting the band's music to sell the CD. We will also market and advertise our Jackalope service and website at "bridges fell" concert events and at college campuses.

During the second quarter of 2003 through the fourth quarter of 2003, we intend to continue with our improvements and upgrades to the iNoize Technology to ensure compatibility with new operating systems and software, which improvements will make the service compatible with Windows ME as well as all updates of Microsoft Internet Explorer. Further improvements to the SmartSourcing technology will be made for more accurate file recognition and better streaming quality. Because SmartSourcing works to improve streaming quality by recognizing several users with the same file and then using an assigned piece of the song from each of those users to complete a clear, uninterrupted stream to the end user, the better the file recognition, the better the match the technology can find and therefore the better the resulting stream. We also intend to develop the software necessary to classify and report information related to music played on Jackalope website to BMI that is compatible and understood by the technology and tracking systems of BMI, subject to our ability to raise sufficient funds to finance such development.

During the first quarter of 2003 through the fourth quarter of 2003, it is our intention to finalize key agreements, such as the agreement with eLiberation for audio tracking software and to enter into an Internet licensing agreement with ASCAP, SESAC and Harry Fox Agency.

During the third quarter of 2003, we intend to increase our music group/entertainers by signing on a new music group in a manner similar to "bridges fell" for promotion under our Jackalope Entertainment division.

We currently have sufficient working capital to meet our cash requirements for a period of two months. Management will be seeking to arrange additional equity financing in the upcoming months. Any additional funds raised will likely be used for marketing, general and administrative expenses and, to the extent that iNoize will rely upon us for financing, software development and maintenance. The quantity of funds to be raised and the terms of any equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to marketing and any additional software development will be devised once financing has been completed and management knows what funds will be available for these purposes. If additional financing is unavailable, iNoize will, to the extent possible, rely on revenue generated from licensing agreements and other sources identified above to meet its financial needs; similarly, we will rely upon revenues generated from our ecommerce links and banner advertisements. There is no guarantee, however, that we will meet working capital requirements on a continued basis.

RESULTS  OF  OPERATIONS

We incurred a loss before comprehensive items of $196,710 for the year ended January 31, 2003, compared to a loss of $297,808 for the year ended January 31, 2002. The increased operating expenses incurred during the year ended January 31, 2002 compared with the operating expenses incurred during the year ended January 31, 2003 was primarily for filing fees, office and general expenses, professional fees, product marketing and website maintenance.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash of $17,666 as of January 31, 2003, compared to $58,272 at January 31, 2002, a decrease of $40,606. We anticipate that we have sufficient funds on hand for the next two months of operation. We anticipate that we will operate at a loss for the foreseeable future. Our management has continued to provide capital through equity financing. We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete any plan of operations.

Our capital requirements depend on numerous factors, including the rate of market acceptance of our services, our ability to maintain and expand our customer base, the level of resources devoted to developing and expanding our marketing and sales organization and our research and development activities.

ITEM  7.  FINANCIAL  STATEMENTS.

The financial statements and supplementary financial information required to be filed under this item are presented on pages F-1 through F-21 of this Report and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age, position, and period of service in his present position of each director and executive officer:



Name                          Age    Position                                      Period of Service

Christopher Desrosiers         23    Director, Chief Executive Officer and President      Since 2001

Anton J. Drescher(1)           46    Director, Chief Financial Officer and Secretary      Since 1993

Gerhard J. Drescher(1)         40    Director                                             Since 2000

Norman J. Bonin(1)             48    Director                                             Since 2000

     (1)  Member  of  the  Audit  Committee.
     (2) Pursuant to our Articles, all directors serve until such time as their successor has been elected, until they resign or until they are removed by majority vote at a meeting of the Issuer's shareholders. Officers are elected by the directors and serve until such time as their successor is appointed, until they resign or until they are removed by the directors.

EXECUTIVE  OFFICERS  AND  DIRECTORS:

CHRISTOPHER DESROSIERS was appointed as President in 2001. Mr. Desrosiers has over 8 years of experience in the music industry both in the studio as an artist and producer, and also in broadcast radio holding positions in promotions, marketing, and program production. During the past 5 years to present, Mr. Desrosiers was a crew supervisor for the State of Connecticut during the summers of 1997 and 1998 while still attending university, a promotions assistant and on air personality for WQGN-Q105 radio in New London, CT from January 1999 to

September 1999, and, before taking a position as Project Manager with us in September 2000, Mr. Desrosiers was most recently the Manager of Marketing and Business Development at USA Video Interactive Corp. from September 1999 to September 2000. Mr. Desrosiers was promoted from Project Manager to President of our company in early 2001. He holds a Bachelor's Degree in Communication Studies from the University of Rhode Island and was a member of the Lambda Pi Eta and Golden Key National Honor Societies.

ANTON (TONY) J. DRESCHER has been our Corporate Secretary since August 12, 1993, and has also served as Director since December 1998. During the past 5 years to present, Mr. Drescher has provided administrative and consulting services in his capacity as President and a Director of Harbour Pacific Capital Corp. since 1998 and Westpoint Management Consultants Ltd. of Vancouver, British Columbia, Canada since 1978. Mr. Drescher also currently serves or has served as a Director of the following TSX listed companies during the last 5 years: Cal-Star Inc. (formerly "Future Link Systems Inc.") (1997 to the present), International Tower Hill Mines Ltd. (October 1991 to the present), USA Video Interactive Corp. (June 1993 to the present), StorageFlow Systems Corp. (February 2003 to present), ACT Industrial Corporation (April 1994 to February 1998), Cardero Resource Corp. (March 1996 to April 2000) and Consolidated Team Resources Corp. (May 1994 to December 1995). Mr. Drescher obtained a Diploma in Financial Management from the British Columbia Institute of Technology in June 1974. He also obtained his Certified Management Accountant's designation in October 1981.

NORMAN JULIAS BONIN has been a Director since July 7, 2000. During the past 5 years to present, Mr. Bonin has been the owner/manager of Direct Disposal Corp., a waste management and disposal company based in Sechelt, British Columbia, Canada since 1993. Mr. Bonin currently serves or has served as Director of the following TSX listed companies during the last 5 years: International Tower Hill Mines Inc. (1988 to present), Cal-Star Inc. (formerly "Future Link Systems Inc.") (August 2000 to the present), Cardero Resource Corp. (January 1997 to April 2000), USA Video Interactive Corp.(June 1998 to June 2000), ACT Industrial Corp. (May 1995 to February 1998) and Force Technologies Inc. (November 1995 to October 1996).

GERHARD (GARY) JAKOB DRESCHER has been a Director since July 7, 2000. From 1989 to present, Mr. Drescher has been the President of Python Technologies of Delta, British Columbia, Canada, an electronics consulting firm. Mr. Drescher has also served as Director of Cal-Star Inc. (formerly "Future Link Systems Inc.") since April 1994, a company listed on the TSX.

DIRECTORS  AND  EXECUTIVE  OFFICERS  AND  SIGNIFICANT  EMPLOYEES  OF  INOIZE

CRAIG HAMILTON, age 30, has been a Director and President of iNoize since July 2000. He is responsible for overall management and strategic planning. Mr. Hamilton has several years of experience with software startups. He founded Pyramid Software Inc. in 1994, his wholly-owned company. Mr. Hamilton was involved with the programming required for the Point-of-Sale software for automobile repair shops, as well as the sales and marketing of the product. Mr. Hamilton has also worked as a software development consultant for GTE from March 1999 to September 1999 and Waterfront Employers of British Columbia from March 1998 to January 1999. Mr. Hamilton has a Bachelor's in Computer Engineering and Management from McMaster University in Canada.

ALISTAIR FRASER, age 29, is the Senior System Architect at iNoize. Mr. Fraser has 4 years of Java programming experience. He has worked on projects at GTE from April 1999 to August 1999, developing a large multi-threaded distributed Java application. He also worked at West Coast Energy from July 1997 to February 1999 as a primary designer of a large (150+ screen) multi-threaded, distributed Java e-commerce application. Current users include shippers, receipt point operators, revenue accountants and secretaries. During 1999, Mr. Fraser designed and managed the Mortgage Exchange Link, an application package for the mortgage industry in the United States, designed for over 15,000 concurrent users. He also developed WestFLO, an extranet computing model designed to provide reliable, real-time data access to customers, suppliers and partners. Mr. Fraser obtained his Masters Degree in Atmospheric Physics from the University of Washington in 1996.

DR. JEFF BEIS, age 38, is the lead technical product developer of iNoize. Dr. Beis has worked as a contractor in software development for 5 years and has completed projects for West Coast Energy from 1998 to 1999 and for the City of Surrey from 1997 to 1998. Dr. Beis obtained a Doctorate in Computer Vision from the University of British Columbia in 1997.

TECHNICAL  ADVISORY  BOARD  OF  INOIZE

The advisory board consists of the shareholders of iNoize, who work together with us in order to protect their investment and to further both our business and the business of iNoize. The members of the advisory board are not compensated by us. The advisory board members are as follows:

KAREL TEN HOOPE is the founder and operator of the high-tech consulting firm, KnowledgeTech Consulting Inc. ("KnowledgeTech"). KnowledgeTech employs over 60 people in 5 offices located in North and South America. KnowledgeTech specializes in leading edge development projects, and has been focused on delivering Internet technology based solutions for more than 6 years. Mr. ten Hoope has had key technology roles at the former Vancouver Stock Exchange and Sierra Systems Consultants including technical leadership for projects as well as technical pre-sales, support and marketing for North America. Mr. ten Hoope is a founding partner of iNoize and owns a minority interest in iNoize. Mr. ten Hoope obtained a Bachelor of Science degree in 1980 and a Masters in Business Administration in 1990 from the University of British Columbia. He obtained a Management Information Systems diploma at the British Columbia Institute of Technology in 1984.

DR. BRENDAN MUMEY has a Ph.D. in Computing Sciences from University of Washington and has extensive experience in the development of commercial software application. Dr. Mumey provides iNoize with expert technical advice on the algorithms required for a building a highly scalable application.

ANDREW S. ATKINS was called to the Bar of British Columbia in August 1986. During the two years immediately following his call, he acted as the Director of Business Affairs for S.L. Feldman & Associates, a division of A& F Music Ltd., owned by Sam Feldman and Bruce Allen. Subsequently, Mr. Atkins practiced for 3 years with the law firm of Russell & DuMoulin, during which time he focused his practice on matters in the entertainment field. Mr. Atkins is currently a sole practitioner focusing his practice on entertainment related matters. Mr. Atkins has lectured extensively for the Continuing Legal Education Program as well as other industry forums on matters involving the exploitation of music and the production of motion pictures and television programs and has appeared as a featured speaker on the television show "Legal Wise". Mr. Atkins has taught courses in Media and Communications at the University of British Columbia Law School and Entertainment Contracts at the Trebas Music Institute for the Recording Arts.

FAMILY  RELATIONSHIPS

Gerhard  (Gary)  Jakob  Drescher,  one  of our directors is the brother of Anton
(Tony)  J.  Drescher,  a  director  and  our  Corporate  Secretary.

INVOLVEMENT  IN  LEGAL  PROCEEDINGS

During  the  past  five  years,  no  director  or  officer  has  been:

- a general partner or executive officer of a business against which a bankruptcy petition was filed;

- convicted in a criminal proceeding or is currently subject to a pending criminal proceeding;

- subject to any order, judgement or decree of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending him/her from, or otherwise limiting his/her involvement in, any type of business, securities or banking activities; or

- found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Section 16 of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the SEC by Section 16 "reporting persons," including directors, certain officers, and holders of more than 10% of the outstanding common shares. We are required to disclose in this Annual Report on Form 10-KSB each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended January 31, 2003.

To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to us and written representations that no other reports were required, during the fiscal year ended January 31, 2003, our officers, directors and 10% shareholders complied with all Section 16(a) filing requirements applicable to them except as follows:

None

ITEM  10.  EXECUTIVE  COMPENSATION.

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer (CEO), and to other persons serving as executive officers as of January 31, 2003, whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers") for the last three completed fiscal years.


                                                                                  Long-Term  Compensation
                                                                 --------------------------------------------------
                          Summary  Compensation  Table                       Awards                    Payouts
                             Annual Compensation                 ---------------------------  ---------------------
    Name  and    ----------------------------------------    Restricted   Securities
    Principal                               Other Annual     Stock        Underlying     LTIP     All Other
    Position   Year   Salary      Bonus     Compensation     Award(s)     Options/SARs  Payouts  Compensation

----------    ------ ------------ ---------  ------------  ------------   ------------   -------  ------------
                        $          $            $              $             $           $           $
              ------------------------------------------------------------------------------------------------

Desrosiers     2003   -0-         -0-           -0-           -0-            -0-        -0-         -0-
Christopher    2002   -0-         -0-           -0-           -0-            -0-        -0-         -0-
(President/    2001   -0-         -0-           -0-           -0-            -0-        -0-         -0-
Secretary

Drescher       2003   -0-         -0-      US$24,214(1)      -0-             -0-        -0-        - 0-
Anton J.,      2002   -0-         -0-      US$27,553(1)      -0-             -0-        -0-        - 0-
(Secretary/    2001   -0-         -0-      US$35,458(1)      -0-             -0-        -0-        - 0-
Director)

Bonin,         2003   -0-         -0-           -0-           -0-            -0-        -0-         -0-
Norman J.      2002   -0-         -0-           -0-           -0-            -0-        -0-         -0-
(Director)     2001   -0-         -0-           -0-           -0-            -0-        -0-         -0-

Drescher,      2003   -0-         -0-           -0-           -0-            -0-        -0-         -0-
Gerhard J.     2002   -0-         -0-           -0-           -0-            -0-        -0-         -0-
(Director)     2001   -0-         -0-           -0-           -0-            -0-        -0-         -0-

(1) Represents consulting fees paid to Mr. Drescher through Harbour Pacific Capital Corp., a consulting firm wholly-owned by him, for his services as an executive officer of the Company. The services include financial record keeping, secretarial and receptionist duties. It also includes bookkeeping fees for 2002 ($3,814), 2001 ($7,153) and 2000 ($3,658).

The following table sets forth certain information concerning grants of stock options to the Named Executive Officers during the year ended January 31, 2003.


                      OPTION/SAR  GRANTS  IN  LAST  FISCAL  YEAR

                                                                                    Potential  Realizable  Value at
                                                                                    Assumed Annual Rate of Stock
                                Individual  Grants                              Price  Appreciation for Option Term
                             --------------------------------------------------------------------------------------
                     Number  of    %  of  Total               Market
                     Securities   Options/SARs              Price  on
                     Underlying    Granted  to    Exercise   Date  of
                   Options/  SARs  Employees  in   Price      Grant     Expiration      0%         5%        10%
                     Granted      Fiscal Year(1) ($/Share) ($/Share)     Date          ($)        ($)        ($)
-----------------------------------------------------------------------------------------------

Desrosiers,
Christopher            -0-          -0-             -0-        -0-          -0-         -0-         -0-      -0-
Drescher, Anton        -0-          -0-             -0-        -0-          -0-         -0-         -0-      -0-
Bonin, Norman          -0-          -0-             -0-        -0-          -0-         -0-         -0-      -0-
Drescher, Gerhard      -0-          -0-             -0-        -0-          -0-         -0-         -0-      -0-

(1) No stock options were granted to employees and consultants during year ended January 31, 2003.

The following table sets forth certain information concerning exercises of stock options by the Named Executive Officers during the year ended January 31, 2003 and stock options held at year end.

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End Option / SAR Values


                                                                  Number  of  Securities       Value  of  Unexercised
                                                                 Underlying  Unexercised          In-the-Money
                                                                     Options  /  SARs             Options  /  SARs
                                                                     at  FY-End  (#)              At  FY-End  ($)-
--------------------------------------------------------------------------------------------------------------------
                         Shares  Acquired  on    Value  Realized         Exercisable/               Exercisable/
Name                         Exercise (#)            ($)                Unexercisable             Unexercisable(1)
--------------------------------------------------------------------------------------------------------------------

Desrosiers, Christopher         -0-                 -0-                   0 / 0                      N/A    / $0

Drescher, Anton                 -0-                 -0-                   0 / 0                      N/A    / $0

Bonin, Norman                   -0-                 -0-                   0 / 0                      N/A    / $0

Drescher, Gerhard               -0-                 -0-                   0 / 0                      N/A    / $0

(1) On January 31, 2003, the average of the high and low bid prices of the common shares on the TSX Venture Exchange was $0.27.

COMPENSATION  OF  DIRECTORS

Directors  receive  no  compensation  for  their  service  as  such.

EMPLOYMENT  CONTRACTS

We do not have an employment contract with Mr. Desrosiers and the other Named Executive Officer. We have no obligation to provide any compensation to Mr. Desrosiers or any other Named Executive Officer in the event of his resignation, retirement or termination, or a change in control of the Company, or a change in any Named Executive Officers' responsibilities following a change in control.

We may in the future create retirement, pension, profit sharing and medical reimbursement plans covering its Executive Officers and Directors.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

The following table sets forth as of April 29th, 2003, the number of outstanding common shares beneficially owned by (i) each person known to us to beneficially own more than 5% of our outstanding common shares, (ii) each director, (iii) each Named Executive Officer, and (iv) all officers and directors as a group.


Name                                          Common Shares Owned         Percentage of Class
---------------------------------------------------------------------------------------------

Anton J. Drescher                              1,664,713 (2)(3)             16.48%

Edwin Molina                                   1,076,500 (2)(5)             10.66%

Norman J. Bonin                                  717,500 (2)(4)              7.10%

Rowland Perkins                                  690,000 (2)                 6.83%

Christopher Desrosiers                           125,000 (2)(6)              1.24%

Gerhard (Gary) Jakob Drescher                     -0-                          N/A

All Executive Officers & Directors
 as a Group [four persons]                     2,507,213                    24.82%

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.
(2) The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(3) Anton Drescher owns an additional 100,000 warrants to purchase up to an additional 100,000 common shares at a price of $0.30 per share, which warrants expire on August 8, 2003.
(4) Norman Bonin owns an additional 67,500 warrants to purchase up to an additional 67,500 common shares at a price of $0.30 per share, which warrants expire on August 8, 2003.
(5) Edwin Molina owns an additional 100,000 warrants to purchase up to an additional 100,000 common shares at a price of $0.30 per share, which warrants expire on August 8, 2003.
(6) Christopher Desrosiers owns an additional 25,000 warrants to purchase up to an additional 25,000 common shares at a price of $0.30 per share, which warrants expire on August 8, 2003.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

In 2002, we paid consulting fees of $24,214 to Harbour Pacific Capital Corp., a company controlled by Anton J. Drescher, in consideration of Mr. Drescher's services as an executive officer. The services include bookkeeping and financial record keeping, secretarial and receptionist duties.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)(1) Financial Statements Independent Auditors' Reports Consolidated Balance Sheets Consolidated Statements of Operations Consolidated Statements of Comprehensive Operations Consolidated Statements of Stockholders' Equity Consolidated Statements of Cash Flows Notes to Consolidated Financial Statements

(a)(2) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto included in this Report.

(b)  Reports  on  Form  8-K

     None.

(c)  Exhibits

3.1 Certificate of Incorporation dated May 26, 1981 (incorporated by reference from Exhibit 3.1 to the registrant's Form 10-SB).

3.2 Memorandum filed with the British Columbia Registrar of Companies (the "Registrar") on May 26th, 1981 (incorporated by reference from Exhibit 3.2 to the registrant's Form 10-SB).

3.3 Articles of Incorporation of the Issuer dated May 26, 1981 (incorporated by reference from Exhibit 3.3 to the registrant's Form 10-SB).

3.4 Special Resolution dated September 1, 1981 approving change of name from Force Energy Ltd. to Force Resources Ltd. (incorporated by reference from
     Exhibit  3.4  to  the  registrant's  Form  10-SB).

3.5 Certificate of Change of Name from Registrar dated September 10, 1981 changing name from Force Energy Ltd. to Force Resources Ltd. (incorporated by reference from Exhibit 3.5 to the registrant's Form 10-SB).

3.6 Special Resolution dated November 29, 1994 approving change of name from Force Resources Ltd. to Force Technologies Inc. (incorporated by reference from Exhibit 3.6 to the registrant's Form 10-SB).

3.7 Certificate of Change of Name from Registrar dated December 1, 1994 changing name from Force Resources Ltd. to Force Technologies Inc. (incorporated by reference from Exhibit 3.7 to the registrant's Form 10-SB).

3.8 Special Resolution dated September 25, 1997 approving change of name from Force Technologies Inc. to Glassmaster Industries Inc. (incorporated by reference from Exhibit 3.8 to the registrant's Form 10-SB).

3.9 Certificate of Change of Name from Registrar dated October 31, 1997 changing name from Force Technologies Inc. to Glassmaster Industries Inc. (incorporated by reference from Exhibit 3.9 to the registrant's Form 10-SB).

3.10 Special Resolution dated September 25, 1997 approving a subdivision of the share capital on a one for two basis (incorporated by reference from Exhibit 3.10 to the registrant's Form 10-SB).

3.11 Application for Certificate of Registration and Articles of Continuance into the State of Wyoming filed April 24, 1998 (incorporated by reference from Exhibit 3.11 to the registrant's Form 10-SB).

3.12 Articles of Incorporation and Articles of Continuance of incorporation from British Columbia to Wyoming dated April 24, 1998 from Secretary of State for Wyoming (incorporated by reference from Exhibit 3.12 to the registrant's Form 10-SB).

3.13 Articles of Correction filed January 7, 1999 changing authorized share capital from 50,000,000 to 100,000,000 (incorporated by reference from Exhibit 3.13 to the registrant's Form 10-SB).

3.14 Articles of Amendment (by Shareholders) filed January 20, 2000 changing name from Glassmaster Industries Inc. to Interlink Systems Inc. and ten for one reverse stock Split (incorporated by reference from Exhibit 3.14 to the registrant's Form 10-SB).

3.15 Articles  of  Amendment  (by  Shareholders)  dated  January  20,  2000
     (incorporated  by  reference  from  Exhibit  3.15  to the registrant's Form
     10-SB).

3.16 Articles of Amendment to Articles of Incorporation filed July 28, 2000 changing name from Interlink Systems Inc. to iQuest Networks Inc. (incorporated by reference from Exhibit 3.16 to the registrant's Form 10-SB).

3.17 Articles of Amendment (by Shareholders) filed July 28, 2000 (two for one reverse stock split) (incorporated by reference from Exhibit 3.17 to the registrant's Form 10-SB).

3.18 Articles of Amendment (by Shareholders) filed July 28, 2000 (incorporated by reference from Exhibit 3.18 to the registrant's Form 10-SB).

10.1 Amended Term Sheet dated June 1, 2000 between and iNoize (incorporated by reference from Exhibit 10.1 to the registrant's Form 10-SB).

10.2 Subscription Agreement dated September 28, 2000 between the Issuer and iNoize whereby the Issuer purchased 2,500,000 common shares of iNoize (incorporated by reference from Exhibit 10.2 to the registrant's Form 10-SB).

10.3 Shareholders' Agreement dated September 28, 2000 among the Issuer, iNoize and the shareholders of iNoize (incorporated by reference from Exhibit 10.3 to the registrant's Form 10-SB).

10.4 Technology License and Website Hosting and Management Agreement dated November 15, 2000 between the Issuer and iNoize (incorporated by reference from Exhibit 10.4 to the registrant's Form 10-SB).

10.5 Subscription Agreement dated May 25, 2001 between iNoize and the Issuer whereby the Issuer subscribed for 1,875,0900 Class B common shares of iNoize (incorporated by reference from Exhibit 10.5 to the registrant's Form 10-SB).

10.6 2001 Stock Option Plan adopted July 20, 2001 (incorporated by reference from Exhibit 10.6 to the registrant's Form 10-SB).

10.7 License Agreement dated January 23, 2002 with Broadcast Music Inc. (incorporated by reference from Exhibit 10.7 to the registrant's Form 10-SB).

21.  Subsidiaries  of  the  registrant:

     Name                                        State  of  Incorporation
     ------                                      ----------------------

     Jackalope  Audio  Inc.                              Yukon
     Glassmaster  Industries  Inc.                       Nevada

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              IQUEST NETWORKS INC.



                                   By:  /s/  Christopher  Desrosiers
                                       --------------------------------
Date:  April  30th,  2003              Christopher  Desrosiers,
                                       Chief  Executive  Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



        Signature                      Title                       Date
-----------------------   ----------------------------------    ---------

/s/  Christopher Desrosiers  Chief Executive Officer, Director  April 30th, 2003
-----------------------
Christopher  Desrosiers

/s/  Anton J. Drescher     Chief Financial Officer, Director    April 30th, 2003
-----------------------
Anton  J.  Drescher

/s/  Gerhard J. Drescher     Director                           April 30th, 2003
-----------------------
Gerhard  J.  Drescher

/s/  Norman J. Bonin         Director                           April 30th, 2003
-----------------------
Norman  J.  Bonin

                                                                       Exhibit 1

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

SECTION  906  CERTIFICATION  BY  CHRISTOPHER  DESROSIERS

Pursuant to the requirements of Section 906 of the Sarbanes-Oxley Act of 2002, Christopher Desrosiers, hereby certifies that:

1. This report fully complies with the requirements of Sections 13(a) or 15(d) of the 1934 Act, and

2. The information contained in this report fairly presents, in all material respects, the registrant's financial condition and results of operations of the registrant.

                                By:  /s/  Christopher  Desrosiers
                                   -----------------------------------
                                   Name:  Christopher  Desrosiers
                                   Title:  President  and  Chief  Executive
                                          Officer
                                   Date:  April  30th,  2003


SECTION  906  CERTIFICATION  BY  ANTON  J.  DRESCHER

Pursuant to the requirements of Section 906 of the Sarbanes-Oxley Act of 2002, Anton J. Drescher, hereby certifies that:

1. This report fully complies with the requirements of Sections 13(a) or 15(d) of the 1934 Act, and

2. The information contained in this report fairly presents, in all material respects, the registrant's financial condition and results of operations of the registrant.

                                By:  /s/  Anton  J.  Drescher
                                   ------------------------------------
                                   Name:  Anton  J.  Drescher
                                   Title:  Secretary  and  Chief  Financial
                                          Officer
                                   Date:  April  30th,  2003

                                 CERTIFICATIONS

I,  Christopher  Desrosiers,  certify  that:

1.   I  have reviewed this annual report on Form 10-KSB of iQuest Networks Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                By:  /s/  Christopher  Desrosiers
                                   -----------------------------------
                                   Name:  Christopher  Desrosiers
                                   Title:  President  and  Chief  Executive
                                          Officer
                                   Date:  April  30th,  2003



I,  Anton  J.  Drescher,  certify  that:

1.   I  have reviewed this annual report on Form 10-KSB of iQuest Networks Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                By:  /s/  Anton  J.  Drescher
                                   ------------------------------------
                                   Name:  Anton  J.  Drescher
                                   Title:  Secretary  and  Chief  Financial
                                          Officer
                                   Date:  April  30th,  2003

                                       F1

                              IQUEST NETWORKS INC.

                          (A Development Stage Company)

                  REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 2003 and 2002

                             (Stated in US Dollars)
                              --------------------



                                       F2

Terry  Amisano  Ltd.                                            AMISANO  HANSON
Kevin  Hanson,  CA                                       Chartered  Accountants

                          INDEPENDENT AUDITORS' REPORT

To  the  Stockholders,
Iquest  Networks  Inc.
(A  Development  Stage  Company)

We have audited the accompanying consolidated balance sheets of Iquest Networks Inc. (A Development Stage Company) as of January 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended January 31, 2003 and for the period from inception of the development stage, February 1, 1997 to January 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iquest Networks Inc. as of January 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years in the three year period ended January 31, 2003 and for the period from inception of the development stage, February 1, 1997 to January 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage, and has no established source of revenue and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada                                               "AMISANO HANSON"
April 4, 2003                                              Chartered Accountants

Comments  by  Auditors  for  Canadian Readers on U.S.- Canada Reporting Conflict
--------------------------------------------------------------------------------

In Canada, reporting standards for auditors do not require the addition of an explanatory paragraph (following the opinion paragraph) or a reservation of opinion when the consolidated financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern and such doubt is accounted for and disclosed in accordance with Canadian generally accepted accounting principles.

Our report to the stockholders dated April 4, 2003, is expressed in accordance with United States of America reporting standards which requires an explanatory paragraph in the auditor's report.

Vancouver, Canada                                               "AMISANO HANSON"
April 4, 2003                                              Chartered Accountants

750  WEST  PENDER  STREET,  SUITE  604                  TELEPHONE:  604-689-0188
VANCOUVER  CANADA                                       FACSIMILE:  604-689-9773
V6C  2T7                                              E-MAIL:  amishan@telus.net


                                       F3

                              IQUEST NETWORKS INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                            January 31, 2003 and 2002
                             (Stated in US Dollars)
                              --------------------


                                          ASSETS                     2003            2002
                                       -----------                --------       ----------
Current
    Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      17,666   $      58,272
    Accounts receivable. . . . . . . . . . . . . . . . . . . .          1,689           3,835
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . .            799           1,697
                                                                --------------  --------------

                                                                       20,154          63,804
Capital assets - Note 4. . . . . . . . . . . . . . . . . . . .          6,832          16,216
Investment - Note 5. . . . . . . . . . . . . . . . . . . . . .              1         100,895
Notes receivable - Note 6. . . . . . . . . . . . . . . . . . .              -          42,324
                                                                --------------  --------------

                                                                $      26,987   $     223,239
                                                                ==============  ==============

                                  LIABILITIES
                                ---------------
Current
    Accounts payable - Note 9. . . . . . . . . . . . . . . . .  $       6,954   $      12,087
    Due to related parties - Note 9. . . . . . . . . . . . . .          5,189           3,133
                                                                --------------  --------------

                                                                       12,143          15,220
                                                                --------------  --------------

                              STOCKHOLDERS' EQUITY
                            -------------------------
Capital stock - Note 8
Authorized:
    100,000,000 common shares without par value
Issued:
    10,100,494 common shares (2002:  10,100,494 common shares)      5,212,211       5,212,211
Deficit accumulated during the development stages. . . . . . .   (  5,178,125)   (  4,981,415)
Accumulated other comprehensive loss . . . . . . . . . . . . .      (  19,242)      (  22,777)
                                                                --------------  --------------

                                                                       14,844         208,019
                                                                --------------  --------------

                                                                $      26,987   $     223,239
                                                                ==============  ==============


Nature  and  Continuance  of  Operations  -  Note  1
Commitments  -  Notes  7  and  8


APPROVED  BY  THE  DIRECTORS:

              "Anton J. Drescher"          "Christopher Desrosiers"
              -----------------------     -------------------------
               Anton J. Drescher,           Christopher Desrosiers,
               Director                     Director

                             SEE ACCOMPANYING NOTES

                                       F4

                              IQUEST NETWORKS INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               for the years ended January 31, 2003, 2002 and 2001
   and February 1, 1997 (Date of Inception of Development Stage) to January 31,
                                      2003
                             (Stated in US Dollars)
                              --------------------


                                                                                                  February 1, 1997
                                                                                                   (Date of Incep-
                                                                                    (Restated     tion of Develop-
                                                                                    - Note 14)     ment Stage) to
                                                                Years ended January 31,              January 31,
                                                   2003                 2002           2001             2003
                                         -------------------------  -------------  ------------  ------------------
General and Administrative Expenses
    Amortization of capital assets. . .  $                  2,032   $      2,742   $     1,227   $           9,826
    Automobile expenses . . . . . . . .                         -              -             -               1,672
    Consulting fees - Note 9. . . . . .                    20,400         20,946        31,800             285,952
    Filing fees . . . . . . . . . . . .                     6,902         13,426         2,095              25,805
    Insurance . . . . . . . . . . . . .                         -              -             -               1,318
    Management fees - Note 9. . . . . .                         -              -             -              87,486
    Office and general - Note 9 . . . .                     7,751         41,318         8,591             135,438
    Printing. . . . . . . . . . . . . .                         -          2,602         2,557               6,989
    Professional fees - Note 9. . . . .                    23,398         52,283        45,890             184,076
    Product marketing . . . . . . . . .                     9,489         36,826             -              46,315
    Rent. . . . . . . . . . . . . . . .                    12,272         15,749         9,262              79,523
    Telephone . . . . . . . . . . . . .                     4,011          6,982           374              42,922
    Transfer agent fees . . . . . . . .                     2,624          2,758         3,805              18,451
    Travel and entertainment. . . . . .                         -              -             -              43,802
    Website maintenance . . . . . . . .                     1,995         23,875        20,806              51,311
                                         -------------------------  -------------  ------------  ------------------

Loss  before non-operating items. . . .                 (  90,874)    (  219,507)   (  126,407)       (  1,020,886)
                                         -------------------------  -------------  ------------  ------------------

Non-operating items
    Gain on settlement of accounts
     payable - Note 9 . . . . . . . . .                         -              -        15,833              15,833
    Equity share of income (loss) from
     investment    - Note 5 . . . . . .                     7,739      (  81,288)    (  40,414)         (  113,963)
    Loss on write-down of investment
     - Note 5 . . . . . . . . . . . . .                (  111,225)             -             -          (  111,225)
    Gain on sale of subsidiary - Note 3                         -              -           200                 200
    Interest income . . . . . . . . . .                       568          2,987            16               3,571
    Severance pay - Note 9. . . . . . .                         -              -             -           (  50,000)
    Loss on disposal of capital assets.                  (  2,918)             -             -            (  4,318)
                                         -------------------------  -------------  ------------  ------------------

                                                       (  105,836)     (  78,301)    (  24,365)         (  259,902)
                                         -------------------------  -------------  ------------  ------------------

Loss from continuing operations . . . .                (  196,710)    (  297,808)   (  150,772)       (  1,280,788)




                                                                        /Cont'd.


                             SEE ACCOMPANYING NOTES

                                       F5

                                IQUEST  NETWORKS  INC.     Continued
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               for the years ended January 31, 2003, 2002 and 2001
   and February 1, 1997 (Date of Inception of Development Stage) to January 31,
                                      2003
                             (Stated in US Dollars)
                              --------------------


                                                                                              February 1, 1997
                                                                                               (Date of Incep-
                                                                                (Restated     tion of Develop-
                                                                                - Note 14)     ment Stage) to
                                                         Years ended January 31,                  January 31,
                                               2003                 2002           2001             2003
                                     -------------------------  -------------  ------------  ------------------
Loss from discontinued operations
 - Schedule 1 . . . . . . . . . . .                         -              -     (  15,468)         (  546,870)
                                     -------------------------  -------------  ------------  ------------------

Net loss for the year . . . . . . .                (  196,710)    (  297,808)   (  166,240)       (  1,827,658)
Other comprehensive income (loss):
    Foreign currency adjustments. .                     3,535       (  5,878)        8,357           (  19,242)
                                     -------------------------  -------------  ------------  ------------------

Comprehensive loss. . . . . . . . .  $             (  193,175)  $ (  303,686)  $(  157,883)  $    (  1,846,900)
                                     =========================  =============  ============  ==================


Loss per share from continuing
 operations . . . . . . . . . . . .  $                (  0.02)  $    (  0.03)  $   (  0.05)
                                     =========================  =============  ============

Loss per share from discontinued
 operations . . . . . . . . . . . .  $                (  0.00)  $    (  0.00)  $   (  0.00)
                                     =========================  =============  ============

Basic loss per share. . . . . . . .  $                (  0.02)  $    (  0.03)  $   (  0.05)
                                     =========================  =============  ============

Weighted average shares outstanding                10,100,494      9,139,049     3,292,720
                                     =========================  =============  ============






                             SEE ACCOMPANYING NOTES

                                       F6

                              IQUEST NETWORKS INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the years ended January 31, 2003, 2002 and 2001
   and February 1, 1997 (Date of Inception of Development Stage) to January 31,
                                      2003
                             (Stated in US Dollars)
                              --------------------


                                                                                                       February 1, 1997
                                                                                                        (Date of Incep-
                                                                                         (Restated     tion of Develop-
                                                                                         - Note 14)     ment Stage) to
                                                                    Years ended January 31,                 January 31,
                                                        2003                 2002           2001             2003
                                              -------------------------  -------------  ------------  ------------------
Cash flow used in operating activities
   Comprehensive loss for the year from
    continuing operations. . . . . . . . . .  $             (  193,175)  $ (  303,686)  $(  142,415)  $    (  1,300,030)
   Items not involving cash:
     Amortization of capital assets. . . . .                     2,032          2,742         1,227               9,838
     Foreign exchange. . . . . . . . . . . .                  (  2,592)             -             -           (  10,848)
     Loss on disposal of capital assets. . .                     2,918              -             -               4,318
     Gain on settlement of accounts payable.                         -              -     (  15,833)          (  15,833)
     Equity share of loss (income) from
      investment . . . . . . . . . . . . . .                  (  7,739)        81,288        40,414             113,963
     Gain on sale of subsidiary. . . . . . .                         -              -        (  200)             (  200)
     Loss on write-down of investment. . . .                   111,225              -             -             111,225
   Changes in continuing operations non-cash
    working capital balances consist of:
     Accounts receivable . . . . . . . . . .                     2,146       (  2,306)           51           (  25,084)
     Due from related parties. . . . . . . .                         -              -    (  491,952)         (  645,299)
     Prepaid expenses. . . . . . . . . . . .                       898         (  784)       (  913)           (  3,949)
     Accounts payable. . . . . . . . . . . .                  (  5,133)     (  20,640)       14,073              32,358
     Advances to subsidiary. . . . . . . . .                         -              -     (  53,515)          (  81,556)
     Due to related parties. . . . . . . . .                     2,056      (  15,451)    (  22,370)             82,667
                                              -------------------------  -------------  ------------  ------------------

Net cash used in operating activities. . . .                 (  87,364)    (  258,837)   (  671,433)       (  1,728,430)
                                              -------------------------  -------------  ------------  ------------------

Cash flow used in investing
 activities:
     Acquisition of investment . . . . . . .                         -      (  55,708)   (  166,889)         (  488,424)
     Proceeds on disposal of capital assets.                     4,434              -             -               5,210
     Proceeds on sale of subsidiary. . . . .                         -              -           200                 200
     Purchase of capital assets. . . . . . .                         -      (  11,762)     (  2,476)          (  21,064)
     Notes receivable. . . . . . . . . . . .                    42,324      (  33,676)     (  8,648)                  -
                                              -------------------------  -------------  ------------  ------------------

Net cash provided by (used in) investing
 activities. . . . . . . . . . . . . . . . .                    46,758     (  101,146)   (  177,813)         (  504,078)
                                              -------------------------  -------------  ------------  ------------------

Cash flow provided by financing activities:
     Common shares issued for cash . . . . .                         -        328,791       400,811           1,850,989
     Shares subscribed . . . . . . . . . . .                         -              -        16,631                   -
                                              -------------------------  -------------  ------------  ------------------

Net cash provided by financing activities. .                         -        328,791       417,442           1,850,989
                                              -------------------------  -------------  ------------  ------------------




                                                                        /Cont'd.


                             SEE ACCOMPANYING NOTES

                                       F7

                               IQUEST  NETWORKS  INC.     Continued
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the years ended January 31, 2003, 2002 and 2001
   and February 1, 1997 (Date of Inception of Development Stage) to January 31,
                                      2003
                             (Stated in US Dollars)
                              --------------------


                                                                                                           February 1, 1997
                                                                                                          (Date of Incep-
                                                                                            (Restated     tion of Develop-
                                                                                            - Note 14)     ment Stage) to
                                                                         Years ended January 31,              January 31,
                                                           2003                 2002           2001             2003
                                                 -------------------------  -------------  ------------  ------------------

Decrease in cash during the year from
 continuing operations. . . . . . . . . . . . .                 (  40,606)     (  31,192)   (  431,804)         (  381,519)
Cash flows from discontinued operations
 - Note 12. . . . . . . . . . . . . . . . . . .                         -              -       531,402             395,272
                                                 -------------------------  -------------  ------------  ------------------

Net increase (decrease) in cash . . . . . . . .                 (  40,606)     (  31,192)       99,598              13,753

Cash (cash deficiency), beginning of the period                    58,272         89,464     (  10,134)              3,913
                                                 -------------------------  -------------  ------------  ------------------

Cash, end of the period . . . . . . . . . . . .  $                 17,666   $     58,272   $    89,464   $          17,666
                                                 =========================  =============  ============  ==================

Supplemental disclosure of cash flow
 information:
    Cash paid for:
      Interest. . . . . . . . . . . . . . . . .  $                      -   $          -   $         -
                                                 =========================  =============  ============

      Income taxes. . . . . . . . . . . . . . .  $                      -   $          -   $         -
                                                 =========================  =============  ============




Non-cash  Transaction  -  Note  13




                             SEE ACCOMPANYING NOTES

                                       F8

                              IQUEST NETWORKS INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
            for the years ended January 31, 1982 to January 31, 2003
                              (Stated in US Dollars)
                               --------------------

                                                                                     Deficit     Accumulated
                                                                                  Accumulated     Other
                                                              Common              During the    Comprehensive
                                                    Number     Stock             Development    Income (loss)
                                                   of Shares   Price    Amount      Stages        (Note 2)       Total
                                                   ---------  -------  --------  ------------  ---------------  --------
Issued on incorporation 1983. . . . . . . . . . .    197,501  $ 0.121  $ 23,989  $          -  $            -   $ 23,989
Escrow shares issued for resource property 1983 .    750,000    0.008     6,073                                    6,073
Issued for prospectus 1984. . . . . . . . . . . .  1,000,000    0.125   125,000                                  125,000
Issued for private placement 1987 . . . . . . . .    456,250    0.453   206,464                                  206,464
Exercise of share purchase warrants 1987. . . . .    400,000    0.189    75,420                                   75,420
Exercise of share purchase options 1987 . . . . .     95,000    0.347    32,959                                   32,959
Issued for settlement of debt 1987. . . . . . . .    221,610    0.226    50,142                                   50,142
Exercise of share purchase options 1988 . . . . .    113,000    0.406    45,905                                   45,905
Issued for settlement of debt 1988. . . . . . . .    105,503    1.934   204,011                                  204,011
Issued for private placement 1989 . . . . . . . .    100,000    0.211    21,111                                   21,111
Exercise of share purchase options 1989 . . . . .     25,000    0.828    20,689                                   20,689
Issued for settlement of debt 1989. . . . . . . .    246,369    0.422   104,023                                  104,023
Exercise of share purchase warrants 1990. . . . .    100,000    0.386    38,560                                   38,560
Issued for private placement 1990 . . . . . . . .     20,000    0.428     8,569                                    8,569
Exercise of share purchase options 1990 . . . . .    191,305    0.840   160,650                                  160,650
Issued for settlement of debt 1990. . . . . . . .    131,294    1.371   180,009                                  180,009
Issued for private placement 1991 . . . . . . . .    625,000    0.454   283,645                                  283,645
Exercise of share purchase options 1991 . . . . .    488,586    0.244   119,396                                  119,396
Issued for settlement of debt 1991. . . . . . . .    206,932    0.873   180,600                                  180,600
Exercise of share purchase options 1992 . . . . .  1,230,000    0.041    50,898                                   50,898
Exercise of share purchase options 1993 . . . . .    800,000    0.039    31,013                                   31,013
Issued for private placement 1993 . . . . . . . .  2,000,000    0.039    77,531                                   77,531
Issued for settlement of debt 1993. . . . . . . .    981,310    0.078    76,082                                   76,082
Exercise of share purchase options 1994 . . . . .    970,000    0.039    37,603                                   37,603
Issued for private placement 1994 . . . . . . . .  2,000,000    0.073   146,424                                  146,424
Exercise of share purchase warrants 1994. . . . .  2,000,000    0.073   146,424                                  146,424
Issued for acquisition of subsidiary company 1994  4,500,000    0.037   164,727                                  164,727
Issued for settlement of debt 1994. . . . . . . .    995,033    0.073    72,848                                   72,848

                                                                        /Cont'd.


                             SEE ACCOMPANYING NOTES


                                       F9

                             IQUEST  NETWORKS  INC.     Continued
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
            for the years ended January 31, 1982 to January 31, 2003
                              (Stated in US Dollars)
                               --------------------


                                                                                      Deficit     Accumulated
                                                                                    Accumulated     Other
                                                               Common              During the    Comprehensive
                                                    Number     Stock               Development   Income (loss)
                                                  of Shares    Price    Amount       Stages         (Note 2)         Total
                                                 ------------  ------  ---------  -------------  --------------  -------------
Issued for private placement 1995 . . . . . . .    1,000,000    0.073     72,854                                       72,854
Issued for private placement 1995 . . . . . . .    6,000,000    0.036    218,563                                      218,563
Exercise of share purchase warrants 1995. . . .      500,000    0.036     18,214                                       18,214
Exercise of share purchase warrants 1995. . . .      400,000    0.073     29,142                                       29,142
Share consolidation - 1 share for 5 shares 1995  (23,079,754)
Exercise of share purchase warrants 1995. . . .       15,000    0.364      5,464                                        5,464
Exercise of share purchase warrants 1995. . . .       40,000    0.182      7,285                                        7,285
Issued for private placement 1996 . . . . . . .      525,000    0.181     95,014                                       95,014
Exercise of share purchase warrants 1996. . . .      150,000    0.226     33,934                                       33,934
Exercise of share purchase warrants 1996. . . .      105,000    0.452     47,507                                       47,507
Exercise of share purchase warrants 1997. . . .      525,000    0.181     94,806                                       94,806
Exercise of share purchase options 1997 . . . .      660,000    0.072     47,674                                       47,674
Net loss from inception to January 31, 1997                                       (  3,350,470)              -   (  3,350,470)
Other comprehensive income from inception to
 January 31, 1997                                                                                            3              3
                                                                        ---------  ------------- --------------  -------------

Balance January 31, 1997. . . . . . . . . . . .    7,789,939           3,361,222  (  3,350,470)              3         10,755
Issued for cash:
    Private placement . . . . . . . . . . . . .    2,000,000    0.144    287,294                             -        287,294
    Share purchase options. . . . . . . . . . .      385,000    0.180     69,130                             -         69,130
Share subdivision - 2 shares for 1 share. . . .   10,174,939                                                 -
Issued for cash:
    Private placement . . . . . . . . . . . . .    2,500,000    0.072    179,559                             -        179,559
Net loss for year                                                                   (  574,492)              -     (  574,492)
Other comprehensive loss for the year . . . . .            -                   -             -       (  12,347)     (  12,347)
                                                 ------------          ---------  -------------  --------------  -------------


                                                                        /Cont'd.

                             SEE ACCOMPANYING NOTES


                                      F10

                                IQUEST  NETWORKS  INC.     Continued
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
            for the years ended January 31, 1982 to January 31, 2003
                              (Stated in US Dollars)
                               --------------------


                                                                                 Deficit       Accumulated
                                                                                Accumulated     Other
                                                           Common                During the     Comprehensive
                                                Number     Stock                Development     Income (loss)
                                              of Shares    Price     Amount        Stages         (Note 2)         Total
                                             ------------  ------  ----------  --------------  ---------------  ------------
Balance January 31, 1998. . . . . . . . . .   22,849,878            3,897,205   (  3,924,962)       (  12,344)    (  40,101)
Issued for cash:
    Share purchase warrants . . . . . . . .    3,950,000    0.077     304,866                               -       304,866
    Share purchase warrants . . . . . . . .    1,000,000    0.067      67,114                               -        67,114
    Share purchase options. . . . . . . . .      910,000    0.084      76,342                               -        76,342

Net loss for year                                                                 (  491,105)               -    (  491,105)
Other comprehensive loss for the year . . .            -                    -              -        (  15,396)    (  15,396)
                                             ------------          ----------  --------------  ---------------  ------------

Balance January 31, 1999. . . . . . . . . .   28,709,878            4,345,527   (  4,416,067)       (  27,740)    (  98,280)
Issued for cash
    Share purchase warrants . . . . . . . .    1,550,000    0.077     120,451              -                        120,451
Share consolidation - 1 share for 10 shares  (27,233,890)                   -              -                              -
Net loss for the year . . . . . . . . . . .            -                    -     (  101,300)               -    (  101,300)
Other comprehensive income for the year . .            -                    -              -            2,484         2,484
                                             ------------          ----------  --------------  ---------------  ------------

Balance, January 31, 2000 . . . . . . . . .    3,025,988            4,465,978   (  4,517,367)       (  25,256)    (  76,645)
Share consolidation - 1 share for 2 shares.   (1,512,994)                   -              -                -             -
Issued for cash:
    Private placement . . . . . . . . . . .    6,000,000    0.069     399,148              -                -       399,148
    Share purchase warrants . . . . . . . .       25,000    0.069       1,663              -                -         1,663
Net loss for the year . . . . . . . . . . .            -                    -     (  166,240)               -    (  166,240)
Other comprehensive income for the year . .            -                    -              -            8,357         8,357
                                             ------------          ----------  --------------  ---------------  ------------

Balance, January 31, 2001, as restated. . .    7,537,994           $4,866,789  $(  4,683,607)  $    (  16,899)  $   166,283
                                             ============          ==========  ==============  ===============  ============



                                                                        /Cont'd.



                             SEE ACCOMPANYING NOTES


                                      F11

                              IQUEST  NETWORKS  INC.     Continued
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
            for the years ended January 31, 1982 to January 31, 2003
                              (Stated in US Dollars)
                               --------------------



                                                                                         Deficit     Accumulated
                                                                                      Accumulated     Other
                                                                 Common                During the     Comprehensive
                                                      Number     Stock                Development     Income (loss)
                                                     of Shares   Price     Amount        Stages         (Note 2)         Total
                                                    -----------  ------  ----------  --------------  ---------------  ------------
Balance, January 31, 2001 (forward), as previously
 reported. . . . . . . . . . . . . . . . . . . . .   7,537,994           $4,866,789  $(  4,666,549)  $    (  16,899)  $   183,341
Adjustment of prior year's figures - Note 14 . . .           -                    -      (  17,058)               -     (  17,058)
                                                    -----------          ----------  --------------  ---------------  ------------

Balance January 31, 2001, as restated. . . . . . .   7,537,994            4,866,789   (  4,683,607)       (  16,899)      166,283
Issued for cash:
    Private placement. . . . . . . . . . . . . . .   1,000,000     0.25     247,316              -                -       247,316
    Share purchase warrants. . . . . . . . . . . .   1,570,000    0.062      98,106              -                -        98,106
    Escrow cancellation. . . . . . . . . . . . . .    (  7,500)                   -              -                -             -
Net loss for the year. . . . . . . . . . . . . . .           -                    -     (  297,808)               -    (  297,808)
Other comprehensive loss for the year. . . . . . .           -                    -              -         (  5,878)     (  5,878)
                                                    -----------          ----------  --------------  ---------------  ------------

Balance January 31, 2002 . . . . . . . . . . . . .  10,100,494            5,212,211   (  4,981,415)       (  22,777)      208,019
Net loss for the year. . . . . . . . . . . . . . .           -                    -     (  196,710)               -    (  196,710)
Other comprehensive income for the year. . . . . .           -                    -              -            3,535         3,535
                                                    -----------          ----------  --------------  ---------------  ------------

Balance, January 31, 2003. . . . . . . . . . . . .  10,100,494           $5,212,211  $(  5,178,125)  $    (  19,242)  $    14,844
                                                    ===========          ==========  ==============  ===============  ============






                             SEE ACCOMPANYING NOTES

                                      F12

                                 IQUEST  NETWORKS  INC.     Schedule  I
          CONSOLIDATED STATEMENTS OF LOSS FROM DISCONTINUED OPERATIONS
                for the years ended January 31, 2003, 2002, 2001
                   and February 1, 1997 (Date of Inception of
                     Development Stage) to January 31, 2003
   ----------------------------------------------------------------------------


                                                                     February 1, 1997
                                                                       Date of Incep
                                                                     tion of Develop-
                                                                      ment Stage) to
                                                                       January 31,
                                         2003   2002      2001             2003
                                         -----  -----  -----------  ------------------
Operating Expenses
    Advertising and promotion . . . . .  $   -  $   -  $        -   $           2,000
    Amortization. . . . . . . . . . . .      -      -           -                 354
    Automobile expenses . . . . . . . .      -      -           -              14,563
    Consulting. . . . . . . . . . . . .      -      -           -              69,558
    Filing fees . . . . . . . . . . . .      -      -           -                  25
    Office expenses . . . . . . . . . .      -      -           -              46,797
    Professional fees . . . . . . . . .      -      -           -              24,367
    Rent. . . . . . . . . . . . . . . .      -      -           -               9,383
    Telephone . . . . . . . . . . . . .      -      -           -              28,412
    Travel. . . . . . . . . . . . . . .      -      -           -              65,249
    Web Site costs. . . . . . . . . . .      -      -           -               4,867
                                         -----  -----  -----------  ------------------

Loss before other items . . . . . . . .      -      -           -          (  265,575)
Other items
    Write-off of advances on investment      -      -           -          (  265,827)
    Net investment and advances to
    subsidiary written-off. . . . . . .      -      -   (  15,468)          (  15,468)
                                         -----  -----  -----------  ------------------

Loss from discontinued operations . . .  $   -  $   -  $(  15,468)  $      (  546,870)
                                         =====  =====  ===========  ==================

Loss per share from discontinued
 operations . . . . . . . . . . . . . .  $0.00  $0.00  $  (  0.00)
                                         =====  =====  ===========







                             SEE ACCOMPANYING NOTES

                                      F13

                              IQUEST NETWORKS INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            January 31, 2003 and 2002
                            (Stated in U.S. Dollars)
                             ----------------------


Note  1   Nature  and  Continuance  of  Operations
          ----------------------------------------

          IQuest Networks Inc. is a public company in the development stage and is listed on the TSX Venture Exchange. The Company is continuing to develop its Jackalope Audio Website to allow music enthusiasts to access and listen to shared music files from their peers over a secure, streaming audio network that prevents downloading of files.

          IQuest Networks Inc.'s corporate jurisdiction is the State of Wyoming, and it is extra-provincially registered in British Columbia and Alberta, Canada. The Company was incorporated in British Columbia, Canada on May 26, 1981 as Force Energy Ltd. On September 10, 1981 the Company changed its name to Force Resources Ltd. On December 1, 1994 the Company changed its name to Force Technologies Inc. and consolidated its common shares on a five old for one new basis. On October 1, 1997 the Company changed its name to Glassmaster Industries Inc. and forward split its common shares on a one old for two new basis. On April 24, 1998 the Company continued its corporate jurisdiction into the state of Wyoming, United States of America. On January 19, 2000, the Company changed its name to Interlink Systems Inc. and consolidated its common shares on a ten old for one new basis. On August 14, 2000, the Company changed its name to iQuest Networks Inc. and consolidated its common shares on a two old for one new basis. On October 9, 1997 the Company incorporated its wholly-owned subsidiary Glassmaster Industries Inc. ("Glassmaster") in the State of Nevada, United States of America. On January 15, 2001, the Company sold 100% of its interest in Glassmaster (See Note 3). On March 1, 2001, the Company incorporated a wholly-owned subsidiary, Jackalope Audio Inc, under the Yukon Business Corporations Act.

          These financial statements have been prepared on a going concern basis. The Company has accumulated losses during the development stages of $5,197,367 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted, with any certainty, at this time. The Company has historically satisfied its capital needs primarily be issuing equity securities. Management plans to continue to provide for its capital needs during the year ended January 31, 2004 by entering into licensing agreements with companies that have secured digital distribution rights and by issuing equity securities. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note  2   Summary  of  Significant  Accounting  Principles
          ------------------------------------------------

          The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Except as disclosed in Note 15, these financial statements conform in all respects with generally accepted accounting principles in Canada ("GAAP"). Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involved the use of estimates which have been made using careful judgement. Actual results may differ from these estimates.

          The financial statements, in management's opinion, have been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

                                      F14

IQuest  Networks  Inc.
(A  Development  Stage  Company)
Notes  to  the  Consolidated  Financial  Statements
January  31,  2003  and  2002
(Stated  in  US  Dollars)  -  Page  4
 -----------------------

Note  2   Summary  of  Significant  Accounting  Principles  -  (cont'd)
          ------------------------------------------------

          Development  Stage  Company
          ---------------------------

          The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7. For the purpose of providing cumulative amounts for the statements of operations and cash flows, these amounts consider only those losses for the period from February 1, 1997 to January 31, 2003, the period in which the Company has undertaken a new development stage activity.

          Principles  of  Consolidation
          -----------------------------

          The financial statements include the accounts of the Company and its wholly-owned subsidiary, Jackalope Audio Inc. All significant intercompany transactions and balances have been eliminated on consolidation.

          Cash  and  Cash  Equivalents
          ----------------------------

          The Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

          Capital  Assets  and  Amortization
          ----------------------------------

          Office equipment is recorded at cost. The Company provides for amortization using the declining balance method at the rate of 20% per annum.

          Investment
          ----------

          The Company's 46 2/3% investment in iNoize.com Software Ltd. ("iNoize") (Note 5), is accounted for by the equity method. Under this method, the investment is initially recorded at cost and is increased for the proportionate share of any post acquisition earnings and is decreased by any post acquisition losses and dividends received. The excess of the cost of equity investment over the underlying book value at the date of acquisition is amortized over the estimated useful lives of the underlying assets to which it is attributed. A loss in value of an investment which is other than a temporary decline would be recognized the same as a loss in value of other long-lived assets. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment.

          Impairment  of  Long-lived  Assets
          ----------------------------------

          The Company reports the impairment of long-lived assets and certain intangibles in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of long-lived assets and for long-lived assets to be disposed of". Certain long-lived assets and identifiable intangibles held by the Company are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Accordingly, the impairment loss is recognised in the period it is determined.

                                      F15

IQuest  Networks  Inc.
(A  Development  Stage  Company)
Notes  to  the  Consolidated  Financial  Statements
January  31,  2003  and  2002
(Stated  in  US  Dollars)  -  Page  4
 -----------------------


Note  2   Summary  of  Significant  Accounting  Principles  -  (cont.d)
          ------------------------------------------------

          Foreign  Currency  Translation
          ------------------------------

          The functional currency of the Company is Canadian dollars, which has been translated into US dollars, the reporting currency, in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation"." Assets and liabilities are translated at the exchange rate at the balance sheet date and revenue and expenses are translated at the exchange rate at the date those elements are recognized. Any translation adjustments resulting are not included in determining net income but are included in other comprehensive income. The exchange rate in effect at the balance sheet date, is the rate of CDN$1.5395 for US$1 and the average rate for the year was CDN$1.5652 for US$1.

          Revenue  Recognition
          --------------------

          Revenue from advertising and e-commerce links will be recognized when it is earned, upon receipt of a non-cancellable contract and collectibility is reasonably assured. Revenue recognition from these sales are net of applicable provisions for refunds, discounts and allowances. Revenues from subscriptions to affiliates' websites will be recorded in the same manner as revenue from advertising and e-commerce links, net of an allowance for estimated terminated subscriptions.

          Website  Maintenance
          --------------------

          Website  maintenance  costs  are  expensed  as  incurred.

          Income  Taxes
          -------------

          The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".

          Basic  Loss  per  Share
          -----------------------

          The Company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic loss per share is computed using the weighted average number of common shares outstanding during the years less shares subject to repurchase. Diluted loss per share has not been provided as it would be antidilutive. These figures have been calculated giving retroactive effect for all forward and reverse stock splits.

          Fair  Market  Value  of  Financial  Instruments
          -----------------------------------------------

          The carrying value of cash, accounts receivable, accounts payable and due to related parties approximate fair value because of the short maturity of those instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

          Comprehensive  Loss
          -------------------

          Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", was adopted during the year ended January 31, 2001. The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive loss includes foreign currency translation adjustments. Upon adoption, all years presented were restated to show the reclassification of other comprehensive income from net loss.

                                      F16

IQuest  Networks  Inc.
(A  Development  Stage  Company)
Notes  to  the  Consolidated  Financial  Statements
January  31,  2003  and  2002
(Stated  in  US  Dollars)  -  Page  4
 -----------------------


Note  2   Summary  of  Significant  Accounting  Principles  -  (cont.d)
          ------------------------------------------------

          New  Accounting  Standards
          --------------------------

          Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note  3   Discontinued  Operations
          ------------------------

          By a share purchase agreement dated January 15, 2001, the Company sold its wholly-owned subsidiary, Glassmaster for $200. The loss related to this subsidiary has been reclassified for the year ended January 31, 2001 as loss from discontinued operations.

Note  4   Capital  Assets
          ---------------


                                  2003               2002
                                  ----               ----
                           Accumulated
                   Cost    Amortization    Net      Net
                  -------  -------------  ------  -------
Office equipment  $12,606  $       5,774  $6,832  $16,216
                  =======  =============  ======  =======


Note  5   Investment
          ----------

          By an agreement dated September 28, 2000, the Company acquired 2,500,000 common shares (33 1/3%) of iNoize by the payment of $166,889. iNoize is an unrelated third party. By an agreement dated May 25, 2001, the Company acquired an additional 1,875,000 common shares (13 1/3%) of iNoize for $66,665. At January 31, 2003, the Company owns a total of 4,375,000 common shares of iNoize, representing 46 2/3% of the issued and outstanding shares of iNoize.

          iNoize is developing various software applications to enable locating and sharing of personal music collections by broadband streaming over the internet.

          The difference between the amount of the cost of the investment and the amount of underlying equity in net assets at the time of the acquisitions as noted above, is $267,418. This amount was amortized on the straight-line basis over three years. The investment has been written-down to $1 because there is an absence of an ability to recover the carrying amount of the investment and the inability of iNoize to sustain an earnings capacity which would justify the carrying amount of the investment.


                                                           (Restated
                                                           -Note 14)
                                   2003         2002         2001
                               ------------  -----------  -----------
Opening balance . . . . . . .  $   100,895   $  126,475   $        -
Acquisition cost. . . . . . .            -       55,708      166,889
Equity share of income (loss)        7,739    (  81,288)   (  40,414)
Write-down of investment. . .   (  111,225)           -            -
Foreign exchange. . . . . . .        2,592            -            -
                               ------------  -----------  -----------

Net carrying amount . . . . .  $         1   $  100,895   $  126,475
                               ============  ===========  ===========

                                      F17

IQuest  Networks  Inc.
(A  Development  Stage  Company)
Notes  to  the  Consolidated  Financial  Statements
January  31,  2003  and  2002
(Stated  in  US  Dollars)  -  Page  4
 -----------------------


Note  5   Investment  -  (cont'd)
          ----------

          Summarized financial information for this investment at January 31, 2003 and 2002 and for the year then ended is as follows:

                                                            2003         2002
                                                         -----------  -----------
Current assets. . . . . . . . . . . . . . . . . . . . .  $    1,427   $   44,813
Capital assets. . . . . . . . . . . . . . . . . . . . .       7,432       10,417
                                                         -----------  -----------

Total assets. . . . . . . . . . . . . . . . . . . . . .  $    8,859   $   55,230
                                                         ===========  ===========

Current liabilities . . . . . . . . . . . . . . . . . .  $    7,068   $   69,576
Total shareholders' equity (deficiency) . . . . . . . .       1,791      (14,346)
                                                         -----------  -----------

Total liabilities and shareholders' equity (deficiency)  $    8,859   $   55,230
                                                         ===========  ===========


Net sales . . . . . . . . . . . . . . . . . . . . . . .  $        -   $    6,972
SR & ED expense recovery. . . . . . . . . . . . . . . .      28,900       52,194
General and administrative expenses . . . . . . . . . .   (  21,303)   (  96,520)
                                                         -----------  -----------

Net income (loss) for the year. . . . . . . . . . . . .  $    7,597   $(  37,354)
                                                         ===========  ===========


Note  6   Notes  Receivable
          -----------------

          Promissory notes in the amount of $Nil (2002: $42,324) are unsecured, bear interest at prime plus 2% per annum and are due on or before April 30, 2002 (paid). These promissory notes were due from iNoize. iNoize is a related party by virtue of the Company's equity interest held (Note 5).

Note  7   License  Agreement
          ------------------

          By a license agreement dated November 15, 2000 and amended June 30, 2001, iNoize granted the Company a non-exclusive, world-wide intellectual property license of the iNoize Technology ("Technology") to copy and use the Technology and to sublicense the Technology for an unlimited period. In addition, iNoize agreed to provide management services to the Company for an unlimited period. In consideration for the license and management services, the Company will pay royalties to iNoize of CDN$0.02 for each participating end-user, for the first
          500,000 end users, and CDN$0.05 for each participating end-user thereafter. The royalties will commence on the latter of the date the Company procures 250,000 user's on the Jackalope website or October 31, 2002 and are calculated as follows:

          a) for the first 500,000 participating ending users ("Users") $0.02 per User; and

          b)   for  all  Users  over  500,000,  $0.05  per  User.

          As  at  January  31,  2003,  there  are  no  royalties  payable.

                                      F18

IQuest  Networks  Inc.
(A  Development  Stage  Company)
Notes  to  the  Consolidated  Financial  Statements
January  31,  2003  and  2002
(Stated  in  US  Dollars)  -  Page  4
 -----------------------


Note  8   Capital  Stock
          --------------

          Authorized:
          -----------

          100,000,000  common  shares  without  par  value

          Escrow:
          -------

          During the year ended January 31, 2002, the Company cancelled all escrow shares outstanding.

          Commitments:
          ------------

          Share  Purchase  Warrants

          At January 31, 2003, the there were 1,000,000 share purchase warrants outstanding entitling the holder thereof the right to purchase 1,000,000 common shares at $0.296 (CDN$0.46) per share. These warrants expire on August 8, 2003.

Note  9   Related  Party  Transactions
          ----------------------------

          The Company has incurred expenses paid to directors, former directors, officers, companies controlled by directors of the Company and companies with directors in common with the Company as follows:


                                                                     February 1, 1997
                                                                      (Date of Incep-
                                                                     tion of Develop-
                                                                      ment Stage) to
                                       Years ended January 31,          January 31,
                              2003                2002       2001          2003
                    ------------------------  ------------  -------  -----------------
Consulting fees. .  $                 20,400  $     20,400  $31,800  $         275,334
Management fees. .                         -             -        -             87,486
Office and general                         -             -        -              5,387
Professional fees.                     3,814         7,153    3,658             34,507
Severance pay. . .                         -             -        -             50,000
                    ------------------------  ------------  -------  -----------------

                    $                 24,214  $     27,553  $35,458  $         452,714
                    ========================  ============  =======  =================


          These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

          Included  in  accounts  payable  at  January 31, 2003 is $5,189 (2002:
          $Nil) with respect to fees and expenses due to directors and companies controlled by directors of the Company.

          Due to related parties consist of advances from a director of the Company. These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

          As a result of the sale of Glassmaster Industries Inc. (Note 3) during the year ended January 31, 2001, the Company settled total accounts payable of $15,833 due to a company with common directors ($13,044) and to a former director of the Company ($2,799).

                                      F19

IQuest  Networks  Inc.
(A  Development  Stage  Company)
Notes  to  the  Consolidated  Financial  Statements
January  31,  2003  and  2002
(Stated  in  US  Dollars)  -  Page  4
 -----------------------


Note  10   Deferred  Tax  Assets
           ---------------------

          The Financial Accounting Standards Board issued Statement Number 109 in Accounting for Income Taxes ("FAS 109") which is effective for fiscal years beginning after December 15, 1992. FAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

          The following table summarizes the significant components of the Company's deferred tax assets:


                                               Total
                                            ------------
Deferred Tax Assets
     Net operating loss carryforward . . .  $   366,879
                                            ============

Gross deferred tax assets. . . . . . . . .  $   366,879
Valuation allowance for deferred tax asset   (  366,879)
                                            ------------

                                            $         -
                                            ============


          The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry, due to sustained losses from operations. Management believes that it is more likely than not that the carryforwards will expire and will not be realized from future operations.

Note  11   Income  Taxes
           -------------

          No provision for income taxes has been provided in these financial statements due to the net loss. At January 31, 2003, the Company has net operating loss carryforwards, which expire commencing in 2019, totalling approximately $1,079,057 the potential tax benefit of which has not been recorded in the financial statements.

                                      F20

IQuest  Networks  Inc.
(A  Development  Stage  Company)
Notes  to  the  Consolidated  Financial  Statements
January  31,  2003  and  2002
(Stated  in  US  Dollars)  -  Page  4
 -----------------------


Note  12   Statement  of  Cash  Flows
           --------------------------

          Cash  flows  from  discontinued  operations  consist  of:


                                                                February 1, 1997
                                                                (Date of Incep-
                                                                tion of Develop
                                                                 ment Stage) to
                                                                  January 31,
                                    2003   2002      2001             2003
                                    -----  -----  -----------  ------------------
Loss from discontinued
 operations. . . . . . . . . . . .  $   -  $   -  $(  15,468)  $      (  546,870)
Item not involving cash:
    Write-down on investment . . .      -      -           -             265,827
    Advances to subsidiary written
     -off. . . . . . . . . . . . .      -      -     546,870             546,870
                                    -----  -----  -----------  ------------------

                                        -      -     531,402             265,827
Changes in discontinued operations
 non-cash working capital balances
 consist of:
    Amortization . . . . . . . . .      -      -           -                 342
    Accounts receivable. . . . . .      -      -           -              25,000
    Prepaid expenses . . . . . . .      -      -           -               3,150
    Accounts payable . . . . . . .      -      -           -            (  9,682)
    Due to related parties . . . .      -      -           -              92,340
    Due from related parties . . .      -      -           -            (  9,955)
    Advances to subsidiary . . . .      -      -           -              28,250
                                    -----  -----  -----------  ------------------

                                    $   -  $   -  $  531,402   $         395,272
                                    =====  =====  ===========  ==================


Note  13   Non-cash  Transaction
           ---------------------

          Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. During the year ended January 31, 2002, the Company issued 250,000 common shares pursuant to the exercise of share purchase warrants at $0.062 (CDN$0.10), for subscriptions of $16,631 paid for during the year ended January 31, 2001. This transaction has been excluded from the statement of cash flows.

Note  14   Accounting  Changes
           -------------------

          The January 31, 2001 figures have been restated to recognize the amortization of goodwill in the Company's equity interest in iNoize, totalling $17,058, commencing on the date of acquisition, September 28, 2000. The effect of this correction has been to increase the deficit by $17,058, decrease the investment in iNoize by $17,058 and increase the equity share of the loss from investment by $17,058.

                                      F21

IQuest  Networks  Inc.
(A  Development  Stage  Company)
Notes  to  the  Consolidated  Financial  Statements
January  31,  2003  and  2002
(Stated  in  US  Dollars)  -  Page  11
 -----------------------


Note 15   Differences Between Canadian and United States Accounting Principles
          --------------------------------------------------------------------

          These financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America which differ in certain respects with those principles and practices that the Company would have followed had its financial statements been prepared in accordance with accounting principles and practices generally accepted in Canada.

          The Company's accounting principles generally accepted in the United States differ from accounting principles generally accepted in Canada as follows:

          a)   Deficit

               Under US GAAP, guidelines are established for the reporting and display of comprehensive income and its components in financial statements. Comprehensive loss includes foreign currency translation adjustments. Under Canadian GAAP, there is no difference in the presentation of comprehensive income.

          The  impact  of  the  above on the financial statements is as follows:

                                                                                          (Restated
                                                                                          - Note 14)
                                                                     Years ended January 31,
                                                       2003                  2002            2001
                                             -------------------------  --------------  --------------
Comprehensive loss for the year per US GAAP  $             (  190,663)  $  (  303,686)  $  (  157,883)
                                             -------------------------  --------------  --------------

Net loss for the year per Canadian GAAP . .  $             (  190,663)  $  (  303,686)  $  (  157,883)
                                             =========================  ==============  ==============

Basic loss per share per Canadian GAAP. . .  $                (  0.02)  $     (  0.03)  $     (  0.05)
                                             =========================  ==============  ==============

Weighted average number of shares
 outstanding per  Canadian GAAP . . . . . .                10,100,494       9,139,049       3,292,720
                                             =========================  ==============  ==============


Deficit, end of the year per US GAAP. . . .  $           (  5,178,125)  $(  4,981,415)  $(  4,683,607)
Accumulated other comprehensive loss. . . .                 (  19,242)      (  22,777)      (  16,899)
                                             -------------------------  --------------  --------------

Deficit, end of the year per Canadian GAAP.  $           (  5,197,367)  $(  4,987,134)  $(  4,683,448)
                                             =========================  ==============  ==============
