Form 10QSB
period 2003-04-30
IQUEST NETWORKS INC
filed 2003-06-16
CIK 1126932

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  APRIL  30,  2003

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

                201B - 83 HALLS ROAD, OLD LYME, CONNECTICUT 06371
                -------------------------------------------------
                    (Address of principal executive offices)
                    ----------------------------------------

                                 1-800-321-8564
                                 --------------
                           (Issuer's telephone number)
                           ---------------------------

        -------------------------------------------------------------------
     (Former name, former address and former fiscal year if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,100,494 SHARES OF COMMON STOCK AS AT JUNE 10, 2003.

Transitional  Small  Business  Disclosure Format (check one):  Yes [  ]   No [X]

PART  I  FINANCIAL  INFORMATION

ITEM  1.   FINANCIAL  STATEMENTS

GENERAL

The Company's unaudited financial statements for the three months ended April 30, 2003 are included with this Form 10-QSB. The unaudited financial statements for the three months ended April 30, 2003 include:

(a)  Balance  Sheet  as  of  April  30,  2003  and  April  30,  2002;
(b) Statement of Operations - Three months ended April 30, 2003 and April 30, 2002 and February 1, 1997 (Date of Inception of Development Stage) to April 30, 2003;
(c) Statement of Cash flows - Three months ended April 30, 2003 and April 30, 2002 and February 1, 1997 (Date of Inception of Development Stage) to April 30, 2003;
(d)  Statement  of Stockholder's Equity from January 31, 1982 to April 30, 2003;
(e) Statements of Loss from Discontinued Operations - Three months ended April 30, 2003, April 30, 2002 and April 30, 2001 and February 1, 1997 (Date of Inception of Development Stage) to April 30, 2003; and
(f)  Notes  to  Financial  Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended April 30, 2003 are not necessarily indicative of the results that can be expected for the fiscal year ending January 31, 2004. The financial statements have been reviewed and are on file with the Company's auditor.



                                       F1

                              IQUEST NETWORKS INC.
                          (A Development Stage Company)
                        CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2003 and 2002
                             (Stated in US Dollars)
                              --------------------
                                   (Unaudited)



                                       F2

                              IQUEST NETWORKS INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                             April 30, 2003 and 2002
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------

                                                                 Three Months     Year ended
                                                                  April 30,      January 31,
                                      ASSETS                        2003            2003
                                     -------                 --------------  --------------
Current
    Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       4,233   $      17,666
    Accounts receivable. . . . . . . . . . . . . . . . . . . .          1,194           1,689
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . .          2,157             799
                                                                --------------  --------------

                                                                        7,584          20,154
Capital assets - Note 4. . . . . . . . . . . . . . . . . . . .          6,413           6,832
Investment - Note 5. . . . . . . . . . . . . . . . . . . . . .              1               1
                                                                --------------  --------------

                                                                $      13,998   $      26,987
                                                                ==============  ==============

                                  LIABILITIES
                                  -----------
Current
    Accounts payable - Note 4. . . . . . . . . . . . . . . . .  $       4,842   $       6,954
    Due to related parties - Note 4. . . . . . . . . . . . . .          5,401           5,189
                                                                --------------  --------------

                                                                       10,243          12,143
                                                                --------------  --------------

                              STOCKHOLDERS' EQUITY
                              --------------------
Capital stock - Note 7
Authorized:
    100,000,000 common shares without par value
Issued:
    10,100,494 common shares (January 31, 2003 -
  10,100,494 common shares)                                         5,212,211       5,212,211
Deficit accumulated during the development stages. . . . . . .   (  5,188,739)   (  5,178,125)
Accumulated other comprehensive loss . . . . . . . . . . . . .      (  19,717)      (  19,242)
                                                                --------------  --------------

                                                                        3,775          14,844
                                                                --------------  --------------

                                                                $      13,988   $      26,987
                                                                ==============  ==============







APPROVED  BY  THE  DIRECTORS:

              "Anton J. Drescher"          "Christopher Desrosiers"
              --------------------         --------------------------
              Anton J. Drescher,           Christopher Desrosiers,
              Director                     Director


                             SEE ACCOMPANYING NOTES
                                       F3

                              IQUEST NETWORKS INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               for the three months ended April 30, 2003 and 2002
 and February 1, 1997 (Date of Inception of Development Stage) to April 30, 2003
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------

                                                                         February 1, 1997
                                                                          (Date of Incep-
                                                                         tion of Develop-
                                          Three Months    Three Months     ment Stage) to
                                           April 30,       April 30,        April 30,
                                              2003            2002             2003
                                         --------------  --------------  ----------------
General and Administrative Expenses
    Amortization of capital assets. . .  $         419   $         854   $        10,245
    Automobile expenses . . . . . . . .              -               -             1,672
    Consulting fees - Note 4. . . . . .          5,072           5,100           291,024
    Filing fees . . . . . . . . . . . .            431             424            26,236
    Insurance . . . . . . . . . . . . .              -               -             1,318
    Management fees - Note 4. . . . . .              -               -            87,486
    Office and general - Note 4 . . . .            382           3,871           135,820
    Printing. . . . . . . . . . . . . .              -               -             6,989
    Professional fees - Note 4. . . . .          1,501           3,761           185,577
    Product marketing - Note 4. . . . .              -           6,683            46,315
    Rent. . . . . . . . . . . . . . . .          2,329           3,894            81,852
    Telephone . . . . . . . . . . . . .              -           1,519            42,922
    Transfer agent fees . . . . . . . .            488             232            18,939
    Travel and entertainment. . . . . .              -               -            43,802
    Website maintenance . . . . . . . .              -               -            51,311
                                         --------------  --------------  ----------------

Loss  before non-operating items. . . .     (   10,622)     (   26,338)     (  1,031,508)

Non-operating items
    Gain on settlement of accounts                                   -            15,833
     payable          . . . . . . . . .              -
    Equity share of loss from
     investment    - Note 7 . . . . . .              -       (  19,547)       (  113,963)
    Loss on write-down of investment. .              -               -        (  111,225)
    Gain on sale of subsidiary                       -               -               200
    Interest income . . . . . . . . . .              8              99             3,579
    Severance pay - Note 4. . . . . . .              -               -         (  50,000)
    Loss on disposal of capital assets.              -               -          (  4,318)
                                         --------------  --------------  ----------------

                                                     8       (  19,448)       (  259,894)
                                         --------------  --------------  ----------------

Loss from continuing operations . . . .     (   10,614)     (   45,786)     (  1,291,402)





                                                                        /Cont'd.

                             SEE ACCOMPANYING NOTES
                                       F4

                               IQUEST  NETWORKS  INC.                  Continued
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               for the three months ended April 30, 2003 and 2002
 and February 1, 1997 (Date of Inception of Development Stage) to April 30, 2003
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------

                                                                     February 1, 1997
                                                                      (Date of Incep-
                                                                     tion of Develop-
                                      Three Months    Three Months    ment Stage) to
                                       April 30,       April 30,        April 30,
                                          2002            2002             2003
                                     --------------  --------------  ----------------
Loss from discontinued operations
 - Schedule 1 . . . . . . . . . . .              -               -        (  546,870)
                                     --------------  --------------  ----------------

Net loss for the period . . . . . .     (   10,614)     (   45,786)     (  1,838,272)
Other comprehensive income (loss):
    Foreign currency adjustments. .       (    475)            117         (  19,717)
                                     --------------  --------------  ----------------

Comprehensive loss. . . . . . . . .  $  (   11,089)  $  (   45,669)  $  (  1,857,989)
                                     ==============  ==============  ================


Loss per share from continuing
 operations . . . . . . . . . . . .  $    (  0.001)  $     (  0.00)
                                     ==============  ==============

Loss per share from discontinued
 operations . . . . . . . . . . . .  $     (  0.00)  $     (  0.00)
                                     ==============  ==============

Basic loss per share. . . . . . . .  $    (  0.001)  $    (  0.004)
                                     ==============  ==============

Weighted average shares outstanding     10,100,494       9,139,049
                                     ==============  ==============



                             SEE ACCOMPANYING NOTES
                                       F5

                              IQUEST NETWORKS INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the three months ended April 30, 2003 and 2002
 and February 1, 1997 (Date of Inception of Development Stage) to April 30, 2003
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------

                                                                               February 1, 1997
                                                                                (Date of Incep-
                                                                               tion of Develop-
                                              Three Months     Three Months      ment Stage) to
                                               April 30,         April 30,         April 30,
                                                  2003             2002               2003
                                             --------------  -----------------  ----------------
Cash flow used in operating activities
  Comprehensive loss for the year from                       $     (   45,669)  $  (  1,311,119)
   continuing operations. . . . . . . . . .  $  (   11,089)
  Items not involving cash:
    Amortization of capital assets. . . . .            419                854            10,257
    Foreign exchange. . . . . . . . . . . .              -                  -         (  10,848)
    Loss on disposal of capital assets. . .              -                  -             4,318
    Gain on settlement of accounts payable.              -                  -         (  15,833)
    Equity share of loss (income) from
     Investment . . . . . . . . . . . . . .              -             19,547           113,963
    Gain on sale of subsidiary. . . . . . .              -                  -            (  200)
    Loss on write-down of investment. . . .              -                  -           111,225
  Changes in continuing operations non-cash
   working capital balances consist of:
    Accounts receivable . . . . . . . . . .            495              2,172         (  24,589)
    Due from related parties. . . . . . . .              -                  -        (  645,299)
    Prepaid expenses. . . . . . . . . . . .   (      1,358)            (  890)         (  5,307)
    Accounts payable. . . . . . . . . . . .   (      2,112)   (         3,557)           30,246
    Advances to subsidiary. . . . . . . . .              -                  -         (  81,556)
    Due to related parties. . . . . . . . .            212              1,229            82,879
                                             --------------  -----------------  ----------------

Net cash used in operating activities . . .     (   13,433)         (  26,314)     (  1,741,863)
                                             --------------  -----------------  ----------------

Cash flow used in investing
 activities:
    Acquisition of investment . . . . . . .              -                  -        (  488,424)
    Proceeds on disposal of capital assets.              -                  -             5,210
    Proceeds on sale of subsidiary. . . . .              -                  -               200
    Purchase of capital assets. . . . . . .              -                  -         (  21,064)
    Notes receivable. . . . . . . . . . . .              -             42,324                 -
                                             --------------  -----------------  ----------------

Net cash provided by (used in) investing
 Activities . . . . . . . . . . . . . . . .              -             42,324        (  504,078)
                                             --------------  -----------------  ----------------

Cash flow provided by financing activities:
    Common shares issued for cash . . . . .              -                  -         1,850,989
    Shares subscribed . . . . . . . . . . .              -                  -                 -
                                             --------------  -----------------  ----------------

Net cash provided by financing activities .              -                  -         1,850,989
                                             --------------  -----------------  ----------------



                                                                        /Cont'd.

                             SEE ACCOMPANYING NOTES
                                       F6

                                IQUEST  NETWORKS  INC.                 Continued
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the three months ended April 30, 2003 and 2002
 and February 1, 1997 (Date of Inception of Development Stage) to April 30, 2003
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------

                                                                                February 1, 1997
                                                                                 (Date of Incep-
                                                                                tion of Develop-
                                                  Three Months   Three Months     ment Stage) to
                                                   April 30,       April 30,       April 30,
                                                      2003           2002             2003
                                                 --------------  -------------  ----------------
Increase (Decrease) in cash during the year from
 continuing operations. . . . . . . . . . . . .      (  13,433)         16,010       (  394,952)
Cash flows from discontinued operations                      -               -          395,272
                                                 --------------  -------------  ----------------

Net increase (decrease) in cash . . . . . . . .      (  13,433)         16,010              320
Cash, beginning of the period                           17,666          58,272            3,913
                                                 --------------  -------------  ----------------

Cash, end of the period . . . . . . . . . . . .  $       4,233   $      74,282  $         4,233
                                                 ==============  =============  ================

Supplemental disclosure of cash flow
 information:
  Cash paid for:
    Interest. . . . . . . . . . . . . . . . . .  $           -   $           -
                                                 ==============  =============

    Income taxes. . . . . . . . . . . . . . . .  $           -   $           -
                                                 ==============  =============





                             SEE ACCOMPANYING NOTES
                                       F7

                              IQUEST NETWORKS INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
            for the periods ended January 31, 1982 to April 30, 2003
                                   (Unaudited)
                              (Stated in US Dollars)
                               --------------------

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


                                                                        /Cont'd.

                             SEE ACCOMPANYING NOTES
                                       F8

                             IQUEST  NETWORKS  INC.                    Continued
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
            for the periods ended January 31, 1982 to April 30, 2003
                                   (Unaudited)
                              (Stated in US Dollars)
                               --------------------

                                                                                    Deficit     Accumulated
                                                                                   Accumulated     Other
                                                               Common              During the    Comprehensive
                                                    Number     Stock               Development   Income (loss)
                                                  of Shares    Price    Amount       Stages         (Note 2)         Total
                                                 ------------  ------  ---------  -------------  --------------  -------------
Issued for private placement 1995 . . . . . . .    1,000,000    0.073     72,854                                       72,854
Issued for private placement 1995 . . . . . . .    6,000,000    0.036    218,563                                      218,563
Exercise of share purchase warrants 1995. . . .      500,000    0.036     18,214                                       18,214
Exercise of share purchase warrants 1995. . . .      400,000    0.073     29,142                                       29,142
Share consolidation - 1 share for 5 shares 1995  (23,079,754)
Exercise of share purchase warrants 1995. . . .       15,000    0.364      5,464                                        5,464
Exercise of share purchase warrants 1995. . . .       40,000    0.182      7,285                                        7,285
Issued for private placement 1996 . . . . . . .      525,000    0.181     95,014                                       95,014
Exercise of share purchase warrants 1996. . . .      150,000    0.226     33,934                                       33,934
Exercise of share purchase warrants 1996. . . .      105,000    0.452     47,507                                       47,507
Exercise of share purchase warrants 1997. . . .      525,000    0.181     94,806                                       94,806
Exercise of share purchase options 1997 . . . .      660,000    0.072     47,674                                       47,674
Net loss from inception to January 31, 1997                                       (  3,350,470)              -   (  3,350,470)
Other comprehensive income from inception to
 January 31, 1997                                                                                            3              3
                                                   ---------           ----------  ------------  --------------  -------------

Balance January 31, 1997. . . . . . . . . . . .    7,789,939           3,361,222  (  3,350,470)              3         10,755
Issued for cash:
    Private placement . . . . . . . . . . . . .    2,000,000    0.144    287,294                             -        287,294
    Share purchase options. . . . . . . . . . .      385,000    0.180     69,130                             -         69,130
Share subdivision - 2 shares for 1 share. . . .   10,174,939                                                 -
Issued for cash:
     Private placement. . . . . . . . . . . . .    2,500,000    0.072    179,559                             -        179,559
Net loss for year                                                                   (  574,492)              -     (  574,492)
Other comprehensive loss for the year . . . . .            -                   -             -       (  12,347)     (  12,347)
                                                 ------------          ---------  -------------  --------------  -------------



                                                                        /Cont'd.

                             SEE ACCOMPANYING NOTES
                                       F9

                              IQUEST  NETWORKS  INC.                   Continued
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
            for the periods ended January 31, 1982 to April 30, 2003
                                   (Unaudited)
                              (Stated in US Dollars)
                               --------------------

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
                                             ============          ==========  ==============  ===============  ============

                                                                        /Cont'd.

                             SEE ACCOMPANYING NOTES
                                      F10

     IQUEST  NETWORKS  INC.     Continued
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
            for the periods ended January 31, 1982 to April 30, 2003
                                   (Unaudited)
                              (Stated in US Dollars)
                               --------------------

                                                                                  Deficit       Accumulated
                                                                                Accumulated        Other
                                                           Common               During the     Comprehensive
                                                Number     Stock                Development    Income (loss)
                                               of Shares   Price     Amount       Stages          (Note 2)            Total
                                              -----------  ------  ----------  -------------  ----------------  -----------------
Balance, January 31, 2001 (forward), as. . .   7,537,994           $4,866,789  $ (4,666,549)  $       (16,899)  $        183,341
  Previously Reported
Adjustment of prior year's figures - Note 14           -                    -       (17,058)                -            (17,058)
                                              -----------          ----------  -------------  ----------------  -----------------

Balance January 31, 2001, as restated. . . .   7,537,994            4,866,789    (4,683,607)          (16,899)           166,283
Issued for cash:
    Private placement. . . . . . . . . . . .   1,000,000     0.25     247,316             -                 -            247,316
    Share purchase warrants. . . . . . . . .   1,570,000    0.062      98,106             -                 -             98,106
    Escrow cancellation. . . . . . . . . . .      (7,500)                   -             -                 -                  -
Net loss for the year. . . . . . . . . . . .           -                    -      (297,808)                -           (297,808)
Other comprehensive loss for the year. . . .           -                    -             -            (5,878)            (5,878)
                                              -----------          ----------  -------------  ----------------  -----------------

Balance January 31, 2002 . . . . . . . . . .  10,100,494            5,212,211    (4,981,415)          (22,777)           208,019
Net loss for the year. . . . . . . . . . . .           -                    -      (196,710)                -           (196,710)
Other comprehensive income for the year. . .           -                    -             -             3,535              3,535
                                              -----------          ----------  -------------  ----------------  -----------------

Balance, January 31, 2003. . . . . . . . . .  10,100,494           $5,212,211  $ (5,178,125)  $       (19,242)  $         14,844
Net loss for the period. . . . . . . . . . .           -                    -      ( 10,614)                -           ( 10,614)
Other comprehensive income for the period. .           -                    -             -    (          475)   (           475)
                                              -----------          ----------  -------------  ----------------  -----------------

Balance, April 30, 2003. . . . . . . . . . .  10,100,494           $5,212,211  $ (5,188,739)  $       (19,717)  $          3,775
                                              ===========          ==========  =============  ================  =================


                             SEE ACCOMPANYING NOTES
                                      F11

     IQUEST  NETWORKS  INC.     Schedule  I
      INTERIM CONSOLIDATED STATEMENTS OF LOSS FROM DISCONTINUED OPERATIONS
               for the three months ended April 30, 2003 and  2002
 and February 1, 1997 (Date of Inception of Development Stage) to April 30, 2003
 -------------------------------------------------------------------------------



                                                                                     February 1, 1997
                                                                                      Date of Incep
                                                                                     tion of Develop-
                                                                                      ment Stage) to
                                                      Three months ended April 30,         April 30,
                                                     2003                  2002            2003
                                         -----------------------------  ----------  ------------------
Operating Expenses
    Advertising and promotion . . . . .  $                           -  $        -  $           2,000
    Amortization. . . . . . . . . . . .                              -           -                354
    Automobile expenses . . . . . . . .                              -           -             14,563
    Consulting. . . . . . . . . . . . .                              -           -             69,558
    Filing fees . . . . . . . . . . . .                              -           -                 25
    Office expenses . . . . . . . . . .                              -           -             46,797
    Professional fees . . . . . . . . .                              -           -             24,367
    Rent. . . . . . . . . . . . . . . .                              -           -              9,383
    Telephone . . . . . . . . . . . . .                              -           -             28,412
    Travel. . . . . . . . . . . . . . .                              -           -             65,249
    Web Site costs. . . . . . . . . . .                              -           -              4,867
                                         -----------------------------  ----------  ------------------

Loss before other items . . . . . . . .                              -           -         (  265,575)
Other items
    Write-off of advances on investment                              -           -         (  265,827)
    Net investment and advances to
    subsidiary written-off. . . . . . .                              -           -          (  15,468)
                                         -----------------------------  ----------  ------------------

Loss from discontinued operations . . .  $                           -  $        -  $      (  546,870)
                                         =============================  ==========  ==================

Loss per share from discontinued
 Operations . . . . . . . . . . . . . .  $                        0.00  $     0.00
                                         =============================  ==========




                             SEE ACCOMPANYING NOTES
                                      F12

                              IQUEST NETWORKS INC.
                          (A Development Stage Company)
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2003 and 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)
                             ----------------------


Note  1   Interim  Reporting
          ------------------

          While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company's January 31, 2003 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's January 31, 2003 annual financial statements.

Note  2   Continuance  of  Operations
          ---------------------------

          The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has accumulated losses of $5,188,739 since its commencement and at April 30, 2003 has a working capital deficiency of $12,659. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note  3   Capital  Stock
          --------------

          Authorized:
          -----------
          100,000,000  common  shares  without  par  value

          Escrow:
          -------
          During the year ended January 31, 2002, the Company cancelled all escrow shares outstanding.

          Commitments:
          ------------

          Share  Purchase  Warrants

          At April 30, 2003, there were 1,000,000 share purchase warrants outstanding entitling the holder thereof the right to purchase one common share for each warrant held at $0.296 (CDN$0.46) per share. These warrants expire August 8, 2003.


Note  4   Related  Party  Transactions
          ----------------------------

          The Company has incurred expenses paid to directors, former directors, officers, companies controlled by directors of the Company and companies with directors in common with the Company as follows:

                                      F13

                                                                February 1, 1997
                                                               (Date of Inception
                                     Three months ended          of Development
                                          April 30,           Stage) to April 30,
                           2003                  2002                 2003
                    -------------------  --------------------  -------------------

Consulting fees. .  $             5,072  $              5,100  $           280,406
Management fees. .                    -                     -               87,486
Office and general                    -                     -                5,387
Professional fees.                1,104                 1,010               35,611
Product marketing.                    -                 4,250                6,300
Severance pay. . .                    -                     -               50,000
                    -------------------  --------------------  -------------------

                    $             6,176  $             10,360  $           465,190
                    ===================  ====================  ===================


          These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

          Included in accounts payable at April 30, 2003 is $Nil (January 31, 2003: $5,189) with respect to fees and expenses due to directors and companies controlled by directors of the Company.

          Due to related parties consist of advances from a director of the Company. These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

Note  5   Statement  of  Cash  Flows
          --------------------------

          Cash  flows  from  discontinued  operations  consist  of:

                                                                                                February 1, 1997
                                                                                              (Date of Inception
                                                                                                of Development
                                                     Three months ended April 30,            Stage) to April 30,
                                                    2003                       2002                  2003
                                        -----------------------------  --------------------  --------------------

Loss from discontinued operations. . .  $                           -  $                  -  $        (  546,870)
Item not involving cash:
   Write-down on investment. . . . . .                              -                     -              265,827
   Advances to subsidiary written -off                              -                     -              546,870
                                        -----------------------------  --------------------  --------------------

                                                                    -                     -              265,827


                                      F14

Note  5   Statement  of  Cash  Flows  -  (cont'd)
          --------------------------

                                                                                           February 1, 1997
                                                                                         (Date of Inception
                                                                                           of Development
                                                    Three months ended April 30,          Stage) to April 30
                                                2003                      2002                  2003
                                    -----------------------------  -------------------  --------------------

Changes in discontinued operations
 non-cash working capital balances
 consist of:
    Amortization . . . . . . . . .                              -                    -                  342
    Accounts receivable. . . . . .                              -                    -               25,000
    Prepaid expenses . . . . . . .                              -                    -                3,150
    Accounts payable . . . . . . .                              -                    -             (  9,682)
    Due to related parties . . . .                              -                    -               92,340
    Due from related parties . . .                              -                    -             (  9,955)
    Advances to subsidiary . . . .                              -                    -               28,250
                                    -----------------------------  -------------------  --------------------

                                    $                           -  $                 -  $           395,272
                                    =============================  ===================  ====================



Note  6   Differences Between Canadian and United States Accounting Principles
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

          The Company's accounting principles generally accepted in the United States differ from accounting principles generally accepted in Canada as follows:

          Deficit

          Under US GAAP, the guidelines are established for the reporting and display of comprehensive income and its components in financial statements. Comprehensive loss includes foreign currency translation adjustments. Under Canadian GAAP, there is no difference in the presentation of comprehensive income.

                                      F15

Note  6   Differences Between Canadian and United States Accounting Principles
          --------------------------------------------------------------------
-  (cont'd)

          The  impact  of  the  above on the financial statements is as follows:

                                                             Three Months ended April 30,
                                                                 2003            2002
                                                            --------------  --------------
Comprehensive loss for the year per US GAAP. . . . . . . .  $   (  11,089)  $   (  45,669)
                                                            --------------  --------------

Net loss for the year per Canadian GAAP. . . . . . . . . .  $   (  11,089)  $   (  45,669)
                                                            ==============  ==============

Basic loss per share per Canadian GAAP . . . . . . . . . .  $     (  0.00)  $     (  0.00)
                                                            ==============  ==============

Weighted average number of shares outstanding per Canadian
 GAAP. . . . . . . . . . . . . . . . . . . . . . . . . . .     10,100,494       3,292,720
                                                            ==============  ==============

Deficit, end of the year per US GAAP . . . . . . . . . . .  $(  5,188,739)  $(  5,027,201)
Accumulated other comprehensive loss . . . . . . . . . . .      (  19,717)      (  22,660)
                                                            --------------  --------------

Deficit, end of the year per Canadian GAAP . . . . . . . .  $(  5,208,456)  $(  5,049,861)
                                                            ==============  ==============




Note  7   Equity  Share  of  Loss  From  Investment
          -----------------------------------------

          The Company has incurred losses of $539 in respect to their 46 2/3 % equity interest in iNoize Software Inc ("iNoize"). These losses have not been included in the financial statements as they would exceed the amount of the investment on the balance sheet. The Company will record any revenue in the period it is earned if iNoize returns to profitability.

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

Our current business is largely focused on the digital transmission of music over the Internet. We participate in the business of iNoize through our holding of a 46 2/3% minority interest in iNoize. The principal asset of iNoize is the iNoize Technology, which enables "peer-to-peer" transmission of music files in digital format over the Internet. "Peer-to-peer" means that individual Internet users can transmit music files between themselves, without any centralized storage of the music. The iNoize Technology also operates as an Internet based music library enabling users to locate other users that have the desired music selection. The iNoize Technology is designed to permit users to locate the music that they want to listen to and to hear that music in real-time; this process is sometimes referred to as "streaming audio". The iNoize system currently does not involve downloading or copying of music files. This transmission from one user to another user is referred to as peer-to-peer audio streaming. This is in contrast to the centralized storage of music files by a single music provider that then transmits the files to Internet users. The music is transmitted between users on a streaming basis, permitting the recipient to listen to the music in near real time as the data is being received. A streaming transmission does not involve the reproduction and storage of the data as a whole file. As the data file is never downloaded into the memory or hard-drive of the user's personal computer, the user does not store or copy the file.

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

PLAN  OF  OPERATION

Our plans over the next twelve months consist of multiple phases. During the second quarter of our fiscal year 2003, we plan to undertake an advertising and marketing campaign which includes a full scale college campus promotional campaign with live "bridges fell" concert events with promotional team members for our Jackalope Audio, Inc. ("Jackalope") promotional team members on college campuses and at college campus events handing out Jackalope merchandise and marketing materials and talking to students to generate brand recognition of the Jackalope name amongst the Jackalope service's target market. At "bridges fell" shows, the promotional staff will assist in the promotion of "bridges fell" as well as promoting the Jackalope website to the live audience. We intend to also market and sell the "bridges fell" CD at tourist destinations and throughout college campuses, which will consist of promotional staff handing out Jackalope materials and promoting the Jackalope website at these events, while promoting the presence of "bridges fell" music at www.jackalopeaudio.com as a way of
                                              ----------------------
driving traffic to the website and at the same time promoting the band's music to sell the CD. We will also market and advertise our Jackalope service and website at "bridges fell" concert events and at college campuses.

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Long-lived assets are reviewed in accordance with Statement of Financial Accounting Standard ("SFAS") 121. Impairment or disposal of long-lived assets losses are recognized in the period the impairment or disposal occurs. Long-lived assets are reduced to their estimated fair value.

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

RESULTS  OF  OPERATIONS

We incurred a loss before comprehensive items of US$ 10,614 for the three months ended April 30, 2003, compared to a loss of US$45,786 for the three months ended April 30, 2002. The increased operating expenses incurred during the three months ended April 30, 2002 compared with the operating expenses incurred during the three months ended April 30, 2003 was primarily for filing fees, office and general expenses, professional fees, product marketing and telephone.

We do not anticipate receiving any revenues until such time as our user base increases, thereby generating ecommerce revenues or until iNoize is successful in licensing the iNoize Technology to a sufficient number of parties to generate licensing revenues. We are engaged in business for profit, but cannot predict future profitability.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash of US$4,233 as of April 30, 2003, compared to US$74,282 at April 30, 2002, a decrease of US$70,049. We anticipate that we have sufficient funds on hand for the next two months of operation. We anticipate that we will operate at a loss for the foreseeable future. Our management has continued to provide capital through equity financing. We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete any plan of operations.

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

Dated:  June  16th,  2002

                                             IQUEST  NETWORKS  INC.


                                             By:  /s/  Anton  J.  Drescher
                                             -------------------------------
                                             Anton  J.  Drescher,
                                             Chief  Financial  Officer

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

                              By:  /s/  Christopher  Desrosiers
                              -----------------------------------
                              Name:  Christopher  Desrosiers
                              Title:  President  and  Chief  Executive  Officer
                              Date:  June  16th,  2003


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

                              By:  /s/  Anton  J.  Drescher
                              ------------------------------------
                              Name:  Anton  J.  Drescher
                              Title:  Secretary  and  Chief  Financial  Officer
                              Date:  June  16th,  2003

                                 CERTIFICATIONS

I,  Christopher  Desrosiers,  certify  that:

1.   I  have  reviewed  this  quarterly report on Form 10-QSB of iQuest Networks
     Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                              By:  /s/  Christopher  Desrosiers
                              ----------------------------------------
                              Name:  Christopher  Desrosiers
                              Title:  President  and  Chief  Executive  Officer
                              Date:  June  16th,  2003


I,  Anton  J.  Drescher,  certify  that:

1.   I  have  reviewed  this  quarterly report on Form 10-QSB of iQuest Networks
     Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                              By:  /s/  Anton  J.  Drescher
                              -----------------------------------
                              Name:  Anton  J.  Drescher
                              Title:  Secretary  and  Chief  Financial  Officer
                              Date:  June  16th,  2003