Form 10QSB
period 2003-07-31
IQUEST NETWORKS INC
filed 2003-09-15
CIK 1126932

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly  Report  pursuant  to  Section  13  or 15(d) of the Securities
    Exchange  Act  of  1934

    For  the  quarterly  period  ended  JULY  31,  2003

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,100,494 SHARES OF COMMON STOCK AS AT SEPTEMBER 12, 2003.

Transitional  Small  Business  Disclosure Format (check one):  Yes [  ]   No [X]

PART  I  FINANCIAL  INFORMATION

ITEM  1.   FINANCIAL  STATEMENTS

GENERAL

The Company's unaudited financial statements for the six months ended July 31, 2003 are included with this Form 10-QSB. The unaudited financial statements for the six months ended July 31, 2003 include:

(a)  Balance  Sheet  as  of  July  31,  2003  and  January  31,  2003;
(b) Statement of Operations -Three months ended July 31, 2003 and July 31, 2002 and Six months ended July 31, 2003 and July 31, 2002;
(c) Statement of Cash Flows - Three months ended July 31, 2003 and July 31, 2002 and Six months ended July 31, 2003 and July 31, 2002;
(d) Statement of Stockholder's Equity - For period ended January 31, 1982 to July 31, 2003;
(e) Statements of Loss from Discontinued Operations - Three months ended July 31, 2003 and July 31, 2002 and Six months ended July 31, 2003 and July 31, 2002; and
(f)  Notes  to  Financial  Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended July 31, 2003 are not necessarily indicative of the results that can be expected for the fiscal year ending January 31, 2004. The Financial Statements have been reviewed and are on file with the Company's Auditor.

                                       F1

                              IQUEST NETWORKS INC.
                          (A Development Stage Company)
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 2003
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------



                                       F2

                              IQUEST NETWORKS INC.
                          (A Development Stage Company)
                       INTERIM CONSOLIDATED BALANCE SHEETS
                       July 31, 2003 and January 31, 2003
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------



                                                                     (Unaudited)      (Audited)
                                                                       July 31,      January 31,
 ASSETS                                                                  2003            2003
-------                                                           --------------  --------------
Current
   Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         779   $      17,666
   Accounts receivable . . . . . . . . . . . . . . . . . . . . . .          2,134           1,689
   Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . .          1,782             799
                                                                    --------------  --------------

                                                                            4,695          20,154
Capital assets . . . . . . . . . . . . . . . . . . . . . . . . . .          5,941           6,832
Investment . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1               1
                                                                    --------------  --------------

                                                                    $      10,637   $      26,987
                                                                    ==============  ==============

LIABILITIES
-----------
Current
   Accounts payable - Note 4 . . . . . . . . . . . . . . . . . . .  $      11,137   $       6,954
   Due to related parties - Note 4 . . . . . . . . . . . . . . . .         19,447           5,189
                                                                    --------------  --------------

                                                                           30,584          12,143
                                                                    --------------  --------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
---------------------------------

Capital stock - Note 3
Authorized:
   100,000,000 common shares without par value
Issued:
   10,100,494 common shares (January 31, 2003:  10,100,494 common
   shares) . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,212,211       5,212,211
Deficit accumulated during the development stages. . . . . . . . .   (  5,211,644)   (  5,178,125)
Accumulated other comprehensive loss . . . . . . . . . . . . . . .      (  20,514)      (  19,242)
                                                                    --------------  --------------

                                                                        (  19,947)         14,844
                                                                    --------------  --------------

                                                                    $      10,637   $      26,987
                                                                    ==============  ==============




APPROVED BY THE DIRECTORS:


"Anton J. Drescher". . . . , Director           "Christopher Desrosiers" , Director
----------------------------                    --------------------------
Anton J. Drescher. .                      . . .  Christopher Desrosiers

                             SEE ACCOMPANYING NOTES


                                       F3

                              IQUEST NETWORKS INC.
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
            for the three and six months ended July 31, 2003 and 2002
 and February 1, 1997 (Date of Inception of Development Stage) to July 31, 2003
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------


                                                                                                                February 1, 1997
                                                                                                                 (Date of Incep-
                                                                                                                tion of Develop-
                                                        Three months ended                 Six months ended       ment Stage) to
                                                               July 31,                        July 31,               July 31,
                                                   2003                 2002               2003           2002          2003
                                           --------------------  ------------------  ----------------  -----------  ------------
General and Administrative Expenses
   Amortization of capital assets . . . .  $               472   $             923   $           891   $    1,777   $    10,717
   Automobile expenses. . . . . . . . . .                    -                   -                 -            -         1,672
   Consulting fees - Note 4 . . . . . . .                4,914               5,100             9,986       10,200       295,938
   Filing fees. . . . . . . . . . . . . .                3,545               1,464             3,976        1,888        29,781
   Insurance. . . . . . . . . . . . . . .                    -                   -                 -            -         1,318
   Management fees - Note 4 . . . . . . .                    -                   -                 -            -        87,486
   Office and general - Note 4. . . . . .                3,521               3,620             3,905        7,491       139,341
   Printing . . . . . . . . . . . . . . .                    -                   -                 -            -         6,989
   Professional fees - Note 4 . . . . . .                6,636              11,048             8,137       14,809       192,213
   Product marketing - Note 4 . . . . . .                    -               2,057                 -        8,740        46,315
   Rent . . . . . . . . . . . . . . . . .                2,507               2,236             4,836        6,130        84,359
   Telephone. . . . . . . . . . . . . . .                    -               1,037                 -        2,556        42,922
   Transfer agent fees. . . . . . . . . .                1,309               1,600             1,797        1,832        20,248
   Travel and entertainment . . . . . . .                    -                 115                 -          115        43,802
   Website maintenance. . . . . . . . . .                    -                   -                 -            -        51,311
                                           --------------------  ------------------  ----------------  -----------  ------------

Loss before non-operating items . . . . .            (  22,904)          (  29,200)        (  33,528)   (  55,538)   (1,054,412)
                                           --------------------  ------------------  ----------------  -----------  ------------

Non-operating items
   Gain on settlement of accounts payable                    -                   -                 -            -        15,833
   Equity share of loss from investment
    - Note 7. . . . . . . . . . . . . . .                    -            (  1,819)                -     (  3,735)   (  113,963)
   Loss on write-down of investment . . .                    -                   -                 -            -    (  111,225)
   Gain on sale of subsidiary . . . . . .                    -                   -                 -            -           200
   Interest income. . . . . . . . . . . .                    1                 385                 9          484         3,580
   Severance pay - Note 4 . . . . . . . .                    -                   -                 -            -     (  50,000)
   Loss on disposal of capital assets . .                    -                   -                 -            -      (  4,318)
                                           --------------------  ------------------  ----------------  -----------  ------------

                                                             1            (  1,434)                9     (  3,251)   (  259,893)
                                           --------------------  ------------------  ----------------  -----------  ------------

Loss from continuing operations . . . . .            (  22,903)          (  30,634)        (  33,519)   (  58,789)   (1,314,305)
Loss from discontinued operations
 - Schedule 1 . . . . . . . . . . . . . .                    -                   -                 -            -    (  546,870)
                                           --------------------  ------------------  ----------------  -----------  ------------

Net loss for the period . . . . . . . . .            (  22,903)          (  30,634)        (  33,519)   (  58,789)   (1,861,175)
Other comprehensive income (loss):
Foreign currency adjustments. . . . . . .               (  797)              4,527          (  1,272)       4,644     (  20,514)
                                           --------------------  ------------------  ----------------  -----------  ------------



                                                                        /Cont'd.


                             SEE ACCOMPANYING NOTES


                                       F4

                                IQUEST  NETWORKS  INC.                Continued
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
            for the three and six months ended July 31, 2003 and 2002
 and February 1, 1997 (Date of Inception of Development Stage) to July 31, 2003
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------


                                                                                                 February 1, 1997
                                                                                                  (Date of Incep-
                                                                                                 tion of Develop-
                                                  Three months ended          Six months ended     ment Stage) to
                                                        July 31,                  July 31,             July 31,
                                                 2003          2002          2003          2002          2003
                                             ------------  ------------  ------------  ------------  ------------
Comprehensive loss. . . . . . . . . . . . .  $ (  23,700)  $ (  26,107)  $ (  34,791)  $ (  54,145)  $(1,881,689)
                                             ============  ============  ============  ============  ============

Loss per share from continuing operations .  $   (  0.00)  $   (  0.00)  $   (  0.00)  $   (  0.01)
                                             ============  ============  ============  ============

Loss per share from discontinued operations  $   (  0.00)  $   (  0.00)  $   (  0.00)  $   (  0.00)
                                             ============  ============  ============  ============

Basic loss per share. . . . . . . . . . . .  $   (  0.00)  $   (  0.00)  $   (  0.00)  $   (  0.01)
                                             ============  ============  ============  ============

Weighted average shares outstanding . . . .   10,100,494    10,100,494    10,100,494    10,100,494
                                             ============  ============  ============  ============



                             SEE ACCOMPANYING NOTES


                                       F5

                              IQUEST NETWORKS INC.
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the three and six months ended July 31, 2003 and 2002
 and February 1, 1997 (Date of Inception of Development Stage) to July 31, 2003
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------



                                                                                               February 1, 1997
                                                                                                (Date of Incep-
                                                                                               tion of Develop-
                                              Three months ended            Six months ended     ment Stage) to
                                                    July 31,                   July 31,             July 31,
                                               2003         2002          2003         2002           2003
                                            -----------  -----------  ------------  -----------  --------------
Cash flow used in operating activities
 Comprehensive loss for the year from
  continuing operations. . . . . . . . . .  $(  23,700)  $(  26,107)  $ (  34,791)  $(  54,145)  $(  1,334,819)
 Items not involving cash:
   Amortization of capital assets. . . . .         472          923           891        1,777          10,729
   Foreign exchange. . . . . . . . . . . .           -     (  4,056)            -     (  4,056)      (  10,848)
   Loss on disposal of capital assets. . .           -            -             -            -           4,318
   Gain on settlement of accounts payable.           -            -             -            -       (  15,833)
   Equity share of loss (income) from
    investment . . . . . . . . . . . . . .           -        1,819             -        3,735         113,963
   Gain on sale of subsidiary. . . . . . .           -            -             -            -          (  200)
   Loss on write-down of investment. . . .           -            -             -            -         111,225
 Changes in continuing operations non-cash
  working capital balances consist of:
   Accounts receivable . . . . . . . . . .      (  940)    (  1,034)       (  445)       1,138       (  25,529)
   Due from related parties. . . . . . . .           -            -             -            -      (  645,299)
   Prepaid expenses. . . . . . . . . . . .         375       (  520)       (  983)    (  1,410)       (  4,932)
   Accounts payable. . . . . . . . . . . .       6,293        5,119         4,183        1,562          36,539
   Advances to subsidiary. . . . . . . . .           -            -             -            -       (  81,556)
   Due to related parties. . . . . . . . .      14,046        2,650        14,258        3,879          96,925
                                            -----------  -----------  ------------  -----------  --------------

Net cash used in operating activities. . .   (   3,454)   (  21,206)   (   16,887)   (  47,520)   (  1,745,317)
                                            -----------  -----------  ------------  -----------  --------------

Cash flow used in investing activities:
   Acquisition of investment . . . . . . .           -            -             -            -      (  488,424)
   Proceeds on disposal of capital assets.           -            -             -            -           5,210
   Proceeds on sale of subsidiary. . . . .           -                          -                          200
   Purchase of capital assets. . . . . . .           -            -             -            -       (  21,064)
   Notes receivable. . . . . . . . . . . .           -            -             -       42,324               -
                                            -----------  -----------  ------------  -----------  --------------

Net cash provided by (used in) investing .           -            -             -       42,324      (  504,078)
activities                                  -----------  -----------  ------------  -----------  --------------

Cash flow provided by financing activity:
Common shares issued for cash. . . . . . .           -            -             -            -       1,850,989
                                            -----------  -----------  ------------  -----------  --------------

Net cash provided by financing activity. .           -            -             -            -       1,850,989
                                            -----------  -----------  ------------  -----------  --------------


                                                                        /Cont'd.

                             SEE ACCOMPANYING NOTES


                                       F6

                               IQUEST  NETWORKS  INC.                 Continued
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the three and six months ended July 31, 2003 and 2002
 and February 1, 1997 (Date of Inception of Development Stage) to July 31, 2003
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------

                             SEE ACCOMPANYING NOTES



                                                                                       February 1, 1997
                                                                                        (Date of Incep-
                                                                                       tion of Develop-
                                            Three months ended      Six months ended     ment Stage) to
                                                 July 31,                  July 31,           July 31,
                                            2003        2002         2003         2002         2003
                                         ----------  -----------  -----------  ----------  ------------
Decrease in cash during the year from
   continuing operations. . . . . . . .   (  3,454)   (  21,206)   (  16,887)   (  5,196)   (  398,406)
Cash flows from discontinued operations          -            -            -           -       395,272
                                         ----------  -----------  -----------  ----------  ------------

Net decrease in cash. . . . . . . . . .   (  3,454)   (  21,206)   (  16,887)   (  5,196)     (  3,134)
Cash, beginning of the period . . . . .      4,233       74,282       17,666      58,272         3,913
                                         ----------  -----------  -----------  ----------  ------------

Cash, end of the period . . . . . . . .  $     779   $   53,076   $      779   $  53,076   $       779
                                         ==========  ===========  ===========  ==========  ============

Supplemental disclosure of cash flow
 information:
Cash paid for:
Interest. . . . . . . . . . . . . . . .  $       -   $        -   $        -   $       -
                                         ==========  ===========  ===========  ==========

Income taxes. . . . . . . . . . . . . .  $       -   $        -   $        -   $       -
                                         ==========  ===========  ===========  ==========




                             SEE ACCOMPANYING NOTES


                                       F7

                              IQUEST NETWORKS INC.
                          (A Development Stage Company)
       INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY)
             for the period ended January 31, 1982 to July 31, 2003
                                   (Unaudited)
                              (Stated in US Dollars)
                               --------------------

                                                                                 Deficit
                                                                                Accumulated     Accumulated
                                                              Common            During the        Other
                                                    Number    Stock             Development    Comprehensive
                                                   of Shares  Price    Amount      Stages      Income (loss)    Total
                                                   ---------  ------  --------  ------------  ---------------  --------
Issued on incorporation 1983. . . . . . . . . . .    197,501  $0.121  $ 23,989  $          -  $             -  $ 23,989
Escrow shares issued for resource property 1983 .    750,000   0.008     6,073                                    6,073
Issued for prospectus 1984. . . . . . . . . . . .  1,000,000   0.125   125,000                                  125,000
Issued for private placement 1987 . . . . . . . .    456,250   0.453   206,464                                  206,464
Exercise of share purchase warrants 1987. . . . .    400,000   0.189    75,420                                   75,420
Exercise of share purchase options 1987 . . . . .     95,000   0.347    32,959                                   32,959
Issued for settlement of debt 1987. . . . . . . .    221,610   0.226    50,142                                   50,142
Exercise of share purchase options 1988 . . . . .    113,000   0.406    45,905                                   45,905
Issued for settlement of debt 1988. . . . . . . .    105,503   1.934   204,011                                  204,011
Issued for private placement 1989 . . . . . . . .    100,000   0.211    21,111                                   21,111
Exercise of share purchase options 1989 . . . . .     25,000   0.828    20,689                                   20,689
Issued for settlement of debt 1989. . . . . . . .    246,369   0.422   104,023                                  104,023
Exercise of share purchase warrants 1990. . . . .    100,000   0.386    38,560                                   38,560
Issued for private placement 1990 . . . . . . . .     20,000   0.428     8,569                                    8,569
Exercise of share purchase options 1990 . . . . .    191,305   0.840   160,650                                  160,650
Issued for settlement of debt 1990. . . . . . . .    131,294   1.371   180,009                                  180,009
Issued for private placement 1991 . . . . . . . .    625,000   0.454   283,645                                  283,645
Exercise of share purchase options 1991 . . . . .    488,586   0.244   119,396                                  119,396
Issued for settlement of debt 1991. . . . . . . .    206,932   0.873   180,600                                  180,600
Exercise of share purchase options 1992 . . . . .  1,230,000   0.041    50,898                                   50,898
Exercise of share purchase options 1993 . . . . .    800,000   0.039    31,013                                   31,013
Issued for private placement 1993 . . . . . . . .  2,000,000   0.039    77,531                                   77,531
Issued for settlement of debt 1993. . . . . . . .    981,310   0.078    76,082                                   76,082
Exercise of share purchase options 1994 . . . . .    970,000   0.039    37,603                                   37,603
Issued for private placement 1994 . . . . . . . .  2,000,000   0.073   146,424                                  146,424
Exercise of share purchase warrants 1994. . . . .  2,000,000   0.073   146,424                                  146,424
Issued for acquisition of subsidiary company 1994  4,500,000   0.037   164,727                                  164,727
Issued for settlement of debt 1994. . . . . . . .    995,033   0.073    72,848                                   72,848

                                                                        /Cont'd.

                             SEE ACCOMPANYING NOTES

                                       F8

                               IQUEST  NETWORKS  INC.            Continued
                          (A Development Stage Company)
       INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY)
             for the period ended January 31, 1982 to July 31, 2003
                                   (Unaudited)
                              (Stated in US Dollars)
                               --------------------


                                                                                     Deficit
                                                                                  Accumulated     Accumulated
                                                               Common             During the        Other
                                                    Number     Stock              Development     Comprehensive
                                                  of Shares    Price   Amount       Stages        Income (loss)       Total
                                                 ------------  -----  ---------  -------------  --------------  -------------
Issued for private placement 1995 . . . . . . .    1,000,000   0.073     72,854                                       72,854
Issued for private placement 1995 . . . . . . .    6,000,000   0.036    218,563                                      218,563
Exercise of share purchase warrants 1995. . . .      500,000   0.036     18,214                                       18,214
Exercise of share purchase warrants 1995. . . .      400,000   0.073     29,142                                       29,142
Share consolidation - 1 share for 5 shares 1995  (23,079,754)
Exercise of share purchase warrants 1995. . . .       15,000   0.364      5,464                                        5,464
Exercise of share purchase warrants 1995. . . .       40,000   0.182      7,285                                        7,285
Issued for private placement 1996 . . . . . . .      525,000   0.181     95,014                                       95,014
Exercise of share purchase warrants 1996. . . .      150,000   0.226     33,934                                       33,934
Exercise of share purchase warrants 1996. . . .      105,000   0.452     47,507                                       47,507
Exercise of share purchase warrants 1997. . . .      525,000   0.181     94,806                                       94,806
Exercise of share purchase options 1997 . . . .      660,000   0.072     47,674                                       47,674
Net loss from inception to January 31, 1997                                      (  3,350,470)              -   (  3,350,470)
Other comprehensive income from inception to
  January 31, 1997                                                                                          3              3
                                                  ------------         ---------  ------------- --------------  -------------

Balance January 31, 1997. . . . . . . . . . . .    7,789,939          3,361,222  (  3,350,470)              3         10,755
Issued for cash:
    Private placement . . . . . . . . . . . . .    2,000,000   0.144    287,294                             -        287,294
    Share purchase options. . . . . . . . . . .      385,000   0.180     69,130                             -         69,130
Share subdivision - 2 shares for 1 share. . . .   10,174,939                                                -
Issued for cash:
    Private placement . . . . . . . . . . . . .    2,500,000   0.072    179,559                             -        179,559
Net loss for year                                                                  (  574,492)              -     (  574,492)
Other comprehensive loss for the year . . . . .            -                  -             -       (  12,347)     (  12,347)
                                                 ------------         ---------  -------------  --------------  -------------


                                                                        /Cont'd.

                             SEE ACCOMPANYING NOTES

                                       F9

                              IQUEST  NETWORKS  INC.             Continued
                          (A Development Stage Company)
       INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY)
             for the period ended January 31, 1982 to July 31, 2003
                                   (Unaudited)
                              (Stated in US Dollars)
                               --------------------


                                                                                                 Deficit
                                                                               Accumulated     Accumulated
                                                          Common               During the         Other
                                                Number     Stock              Development     Comprehensive
                                              of Shares    Price   Amount       Stages        Income (loss)      Total
                                             ------------  -----  ---------  -------------  --------------  -----------
Balance January 31, 1998. . . . . . . . . .   22,849,878          3,897,205  (  3,924,962)      (  12,344)   (  40,101)
Issued for cash:
    Share purchase warrants . . . . . . . .    3,950,000   0.077    304,866                             -      304,866
    Share purchase warrants . . . . . . . .    1,000,000   0.067     67,114                             -       67,114
    Share purchase options. . . . . . . . .      910,000   0.084     76,342                             -       76,342

Net loss for year                                                              (  491,105)              -   (  491,105)
Other comprehensive loss for the year . . .            -                  -             -       (  15,396)   (  15,396)
                                             ------------         ---------  -------------  --------------  -----------

Balance January 31, 1999. . . . . . . . . .   28,709,878          4,345,527  (  4,416,067)      (  27,740)   (  98,280)
Issued for cash
    Share purchase warrants . . . . . . . .    1,550,000   0.077    120,451             -                      120,451
Share consolidation - 1 share for 10 shares  (27,233,890)                 -             -                            -
Net loss for the year . . . . . . . . . . .            -                  -    (  101,300)              -   (  101,300)
Other comprehensive income for the year . .            -                  -             -           2,484        2,484
                                             ------------         ---------  -------------  --------------  -----------

Balance, January 31, 2000 . . . . . . . . .    3,025,988          4,465,978  (  4,517,367)      (  25,256)   (  76,645)
Share consolidation - 1 share for 2 shares.   (1,512,994)                 -             -               -            -
Issued for cash:
    Private placement . . . . . . . . . . .    6,000,000   0.069    399,148             -               -      399,148
    Share purchase warrants . . . . . . . .       25,000   0.069      1,663             -               -        1,663
Net loss for the year . . . . . . . . . . .            -                  -    (  166,240)              -   (  166,240)
Other comprehensive income for the year . .            -                  -             -           8,357        8,357
                                             ------------         ---------  -------------  --------------  -----------

Balance, January 31, 2001, as restated. . .    7,537,994          4,866,789  (  4,683,607)      (  16,899)     166,283


                                                                        /Cont'd.

                             SEE ACCOMPANYING NOTES

                                      F10

                                IQUEST  NETWORKS  INC.           Continued
                          (A Development Stage Company)
       INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY)
             for the period ended January 31, 1982 to July 31, 2003
                                   (Unaudited)
                              (Stated in US Dollars)
                               --------------------


                                                                                                      Deficit
                                                                                     Accumulated     Accumulated
                                                                Common                During the       Other
                                                      Number     Stock               Development     Comprehensive
                                                     of Shares   Price    Amount        Stages       Income (loss)      Total
                                                    -----------  -----  ----------  --------------  ---------------  ------------
Balance, January 31, 2001 (forward), as previously
 reported. . . . . . . . . . . . . . . . . . . . .   7,537,994           4,866,789   (  4,666,549)       (  16,899)      183,341
Adjustment of prior year's figures . . . . . . . .           -                   -      (  17,058)               -     (  17,058)
                                                    -----------         ----------  --------------  ---------------  ------------

Balance January 31, 2001, as restated. . . . . . .   7,537,994           4,866,789   (  4,683,607)       (  16,899)      166,283
Issued for cash:
    Private placement. . . . . . . . . . . . . . .   1,000,000    0.25     247,316              -                -       247,316
    Share purchase warrants. . . . . . . . . . . .   1,570,000   0.062      98,106              -                -        98,106
    Escrow cancellation. . . . . . . . . . . . . .    (  7,500)                  -              -                -             -
Net loss for the year. . . . . . . . . . . . . . .           -                   -     (  297,808)               -    (  297,808)
Other comprehensive loss for the year. . . . . . .           -                   -              -         (  5,878)     (  5,878)
                                                    -----------         ----------  --------------  ---------------  ------------

Balance January 31, 2002 . . . . . . . . . . . . .  10,100,494           5,212,211   (  4,981,415)       (  22,777)      208,019
Net loss for the year. . . . . . . . . . . . . . .           -                   -     (  196,710)               -    (  196,710)
Other comprehensive income for the year. . . . . .           -                   -              -            3,535         3,535
                                                    -----------         ----------  --------------  ---------------  ------------

Balance, January 31, 2003. . . . . . . . . . . . .  10,100,494           5,212,211   (  5,178,125)       (  19,242)       14,844
Net loss for the period. . . . . . . . . . . . . .           -                   -      (  33,519)               -     (  33,519)
Other comprehensive income for the period. . . . .           -                   -              -         (  1,272)     (  1,272)
                                                    -----------         ----------  --------------  ---------------  ------------

Balance, July 31, 2003 . . . . . . . . . . . . . .  10,100,494          $5,212,211  $(  5,211,644)  $    (  20,514)  $ (  19,947)
                                                    ===========         ==========  ==============  ===============  ============



                             SEE ACCOMPANYING NOTES

                                      F11

                            IQUEST  NETWORKS  INC.                  Schedule  I
      INTERIM CONSOLIDATED STATEMENTS OF LOSS FROM DISCONTINUED OPERATIONS
           for the three and six months ended July 31, 2003 and  2002 and February 1, 1997 (Date of Inception of Development Stage) to July 31, 2003
 ------------------------------------------------------------------------------



                                                                                                      February 1, 1997
                                                                                                         Date of Incep
                                                                                                       tion of Develop-
                                                   Three months ended                 Six months ended   ment Stage) to
                                                        July 31,                         July 31,          July 31,
                                               2003                2002              2003        2002       2003
                                        -------------------  -----------------  ---------------  -----  ------------
Operating Expenses
   Advertising and promotion . . . . .  $                 -  $               -  $             -  $   -  $     2,000
   Amortization. . . . . . . . . . . .                    -                  -                -      -          354
   Automobile expenses . . . . . . . .                    -                  -                -      -       14,563
   Consulting. . . . . . . . . . . . .                    -                  -                -      -       69,558
   Filing fees . . . . . . . . . . . .                    -                  -                -      -           25
   Office expenses . . . . . . . . . .                    -                  -                -      -       46,797
   Professional fees . . . . . . . . .                    -                  -                -      -       24,367
   Rent. . . . . . . . . . . . . . . .                    -                  -                -      -        9,383
   Telephone . . . . . . . . . . . . .                    -                  -                -      -       28,412
   Travel. . . . . . . . . . . . . . .                    -                  -                -      -       65,249
   Web Site costs. . . . . . . . . . .                    -                  -                -      -        4,867
                                        -------------------  -----------------  ---------------  -----  ------------

Loss before other items. . . . . . . .                    -                  -                -      -   (  265,575)
Other items
   Write-off of advances on investment                    -                  -                -      -   (  265,827)
   Net investment and advances to
   subsidiary written-off. . . . . . .                    -                  -                -      -    (  15,468)
                                        -------------------  -----------------  ---------------  -----  ------------

Loss from discontinued operations. . .  $                 -  $               -  $             -  $   -  $(  546,870)
                                        ===================  =================  ===============  =====  ============

Loss per share from discontinued
 operations. . . . . . . . . . . . . .  $              0.00  $            0.00  $          0.00  $0.00
                                        ===================  =================  ===============  =====


                             SEE ACCOMPANYING NOTES

                                      F12

                              IQUEST NETWORKS INC.
                          (A Development Stage Company)
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)
                             ----------------------

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

Note  2   Continuance  of  Operations
          ---------------------------

          The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has accumulated losses of $5,232,158 since its commencement and at July 31, 2003 has a working capital deficiency of $25,889. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note  3   Capital  Stock
          --------------

          Authorized:
          -----------
          100,000,000  common  shares  without  par  value

          Escrow:
          -------
          During the year ended January 31, 2002, the Company cancelled all escrow shares outstanding.

          Commitments:
          ------------
          Share  Purchase  Warrants

          At July 31, 2003, there were 1,000,000 share purchase warrants outstanding entitling the holder thereof the right to purchase one common share for each warrant held at $0.296 (CDN$0.46) per share. Subsequent to July 31, 2003, these warrants expired.


                                      F13

Note  4   Related  Party  Transactions
          ----------------------------

          The Company has incurred expenses paid to directors, former directors, officers, companies controlled by directors of the Company and companies with directors in common with the Company as follows:


                                                                                          February 1, 1997
                                                                                          (Date of Inception
                                Three months ended                    Six months ended     of Development
                                     July 31,                              July 31,       Stage) to July 31,
                           2003                2002                2003           2002          2003
                    -------------------  -----------------  -------------------  -------  --------

Consulting fees. .  $             4,914  $           5,100  $             9,986  $10,200  $285,534
Management fees. .                    -                  -                    -        -    87,486
Office and general                    -                  -                    -        -     5,387
Professional fees.                  254                889                1,358    1,899    35,865
Product marketing.                    -              2,050                    -    6,300     6,300
Severance pay. . .                    -                  -                    -        -    50,000
                    -------------------  -----------------  -------------------  -------  --------

                    $             5,168  $           8,093  $            11,344  $18,399  $470,572
                    ===================  =================  ===================  =======  ========


          These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

          Included in accounts payable at July 31, 2003 is $494 (January 31, 2003: $5,189) with respect to fees and expenses due to directors and companies controlled by directors of the Company.

          Due to related parties consist of advances from a director of the Company. These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

                                      F14

Note  5   Statement  of  Cash  Flows
          --------------------------

          Cash  flows  from  discontinued  operations  consist  of:


                                                                                                  February 1,
                                                                                                    1997
                                                                                              (Date of Incep-
                                                                                              tion of Develop-
                                             Three months ended             Six months ended   ment Stage) to
                                                 July 31,                       July 31,          July 31,
                                     2003                2002              2003        2002         2003
                              -------------------  -----------------  ---------------  -----  ------------

Loss from discontinued
  operations . . . . . . . .  $                 -  $               -  $             -  $   -  $(  546,870)
Item not involving cash:
   Write-down on investment.                    -                  -                -      -      265,827
   Advances to subsidiary
    written -off . . . . . .                    -                  -                -      -      546,870
                              -------------------  -----------------  ---------------  -----  ------------

                                                -                  -                -      -      265,827
Changes in discontinued
  operations non-cash
  working capital balances
  consist of:
    Amortization . . . . . .                    -                  -                -      -          342
    Accounts receivable. . .                    -                  -                -      -       25,000
    Prepaid expenses . . . .                    -                  -                -      -        3,150
    Accounts payable . . . .                    -                  -                -      -     (  9,682)
    Due to related parties .                    -                  -                -      -       92,340
    Due from related parties                    -                  -                -      -     (  9,955)
    Advances to subsidiary .                    -                  -                -      -       28,250
                              -------------------  -----------------  ---------------  -----  ------------

                              $                 -  $               -  $             -  $   -  $   395,272
                              ===================  =================  ===============  =====  ============


Note  6   Differences Between Canadian and United States Accounting Principles
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

                                      F15

Note  6   Differences Between Canadian and United States Accounting Principles
          -  (cont'd)
          --------------------------------------------------------------------

     The  impact  of  the  above  on  the  financial  statements  is as follows:


                                                             Six Months ended July 31,
                                                                 2003            2002
                                                            --------------  --------------
Comprehensive loss for the period per US GAAP. . . . . . .  $   (  34,791)  $   (  54,145)
                                                            --------------  --------------

Net loss for the period per Canadian GAAP. . . . . . . . .  $   (  34,791)  $   (  54,145)
                                                            ==============  ==============

Basic loss per share per Canadian GAAP . . . . . . . . . .  $     (  0.00)  $     (  0.00)
                                                            ==============  ==============

Weighted average number of shares outstanding per Canadian
 GAAP. . . . . . . . . . . . . . . . . . . . . . . . . . .     10,100,494      10,100,494
                                                            ==============  ==============

Deficit, end of the period per US GAAP . . . . . . . . . .  $(  5,211,644)  $(  5,027,201)
Accumulated other comprehensive loss . . . . . . . . . . .      (  20,514)      (  18,133)
                                                            --------------  --------------

Deficit, end of the period per Canadian GAAP . . . . . . .  $(  5,232,158)  $(  5,045,334)
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

Our current business is largely focused on the digital transmission of music over the Internet. We participate in the business of iNoize.com Software Ltd. ("iNoize") through our holding of a 46 2/3% minority interest in iNoize. The principal asset of iNoize is its proprietary software technology (the "iNoize Technology"), which enables "peer-to-peer" transmission of music files in digital format over the Internet. "Peer-to-peer" means that individual Internet users can transmit music files between themselves, without any centralized storage of the music. The iNoize Technology also operates as an Internet based music library enabling users to locate other users that have the desired music selection. The iNoize Technology is designed to permit users to locate the music that they want to listen to and to hear that music in real-time; this process is sometimes referred to as "streaming audio". The iNoize system currently does not involve downloading or copying of music files. iNoize intends to generate revenues by licensing its software technology to other companies involved in the digital distribution of music over the Internet.

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

PLAN  OF  OPERATION

Our plan over the next twelve months consists of multiple phases. During the fourth quarter of 2003, we plans to undertake an advertising and marketing campaign which includes a full scale college campus promotional campaign with live "bridges fell" concert events with promotional team members for our Jackalope Audio, Inc. ("Jackalope") promotional team members on college campuses and at college campus events handing out Jackalope merchandise and marketing materials and talking to students to generate brand recognition of the Jackalope name amongst the Jackalope service's target market. At "bridges fell" shows, the promotional staff will assist in the promotion of "bridges fell" as well as promoting the Jackalope website to the live audience. We intend to also market and sell the "bridges fell" CD at spring break tourist destinations and throughout college campuses, which will consist of promotional staff handing out Jackalope materials and promoting the Jackalope website at these events while promoting the presence of "bridges fell" music at www.jackalopeaudio.com as a way of driving traffic to the website and at the same time promoting the band's music to sell the CD. We will also market and advertise our Jackalope service and website at "bridges fell" concert events and at college campuses.

During the first quarter of 2004, we intend to continue with our improvements and upgrades to the iNoize Technology to ensure compatibility with new operating systems and software, which improvements will make the service compatible with Windows ME as well as all updates of Microsoft Internet Explorer. Further improvements to the SmartSourcing technology will be made for more accurate file recognition and better streaming quality. Because SmartSourcing works to improve streaming quality by recognizing several users with the same file and then using an assigned piece of the song from each of those users to complete a clear, uninterrupted stream to the end user, the better the file recognition, the better the match the technology can find and therefore the better the resulting stream. We also intend to develop the software necessary to classify and report information related to music played on Jackalope website to BMI that is compatible and understood by the technology and tracking systems of BMI

During the first quarter of 2004 through the third quarter of 2004, it is our intention to finalize key agreements, such as the agreement with eLiberation for audio tracking software and to enter into an Internet licensing agreement with ASCAP, SESAC and Harry Fox Agency. We also intend to launch "The Jackalope" magazine, which will be an entertainment magazine dealing primarily with music related information geared towards the college student crowd, with content done by college students, and it will also serve as an advertisement for the Jackalope Audio website and help to create band awareness. We will also procure advertisers for the magazine. Once the magazine is launched we will then commence distribution of the magazine on college campuses in Connecticut and Rhode Island. Thereafter, we will commence efforts to increase distribution of the Jackalope magazine to college campuses in Massachusetts and New York.

During the first quarter of 2004, we intend to increase our music group/entertainers by signing on a new music group in a manner similar to "bridges fell" for promotion under our Jackalope Entertainment division.

We currently do not have sufficient working capital to meet our cash requirements for the next 12 months. Management will be seeking to arrange additional equity financing in the upcoming months. Any additional funds raised will likely be used for marketing, general and administrative expenses and, to the extent that iNoize will rely upon us for financing, software development and maintenance. The quantity of funds to be raised and the terms of any equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to marketing and any additional software development will be devised once financing has been completed and management knows what funds will be available for these purposes. If additional financing is unavailable, iNoize will, to the extent possible, rely on revenue generated from licensing agreements and other sources identified above to meet its financial needs; similarly, we will rely upon revenues generated from our ecommerce links and banner advertisements. There is no guarantee, however, that we will meet working capital requirements on a continued basis.

RESULTS  OF  OPERATIONS

We incurred a loss of $34,791 for the six months ending July 31, 2003, compared to a loss of $54,145 for the six months ending July 31, 2002. The decrease in operating expenses incurred during the first six months of 2003 compared with the operating expenses incurred during the first six months of 2002 was primarily due to there being no product marketing costs during the period ended July 31, 2003, compared $8,740 for the period ended July 31, 2002, as well as a reduction in office expenses of $3,586 and in professional fees of $6,672.

We do not anticipate receiving any revenues until such time as our user base increases, thereby generating ecommerce revenues or until iNoize is successful in licensing the iNoize Technology to a sufficient number of parties to generating licensing revenues. We are engaged in business for profit, but cannot predict future profitability.

We operate the Jackalope website using the resources of iNoize. As such, we do not maintain our own technical staff. A management company, Harbour Pacific Capital Corp., controlled by one of our directors, performs administrative services on our behalf and bills us a fee for this service The management company provides full management services including bookkeeping services. We have two employees carrying out general administrative and marketing services for the Jackalope business.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash of $779 as of July 31, 2003, compared to $53,076 at July 31, 2002, a decrease of $52,297. We do not anticipate that we will have sufficient funds on hand for the next twelve months of operation. We anticipate that we will operate at a loss for the foreseeable future. Our management has continued to provide capital through equity financing. We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete any plan of operations.

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

          NONE

Item  3.  Defaults  Upon  Senior  Securities:

          NONE

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders:

          We held an annual meeting of shareholders on July 30, 2003, at our corporate office in Vancouver, British Columbia. At the meeting the shareholders voted to re-elect Christopher Desrosiers, Anton Drescher, Gerhard Drescher and Norman J. Bonin as Directors of the Company. All of the 6,369,248 common shares voted for the re-election of Christopher Desrosiers, Anton J. Drescher, Gerhard J. Drescher and Norman J. Bonin.

          Also at the meeting, the shareholders approved the re-appointment of Amisano Hanson, Chartered Accountants, as our auditors. All of the 6,369,248 common shares voted for the re-appointment of Amisano Hanson as auditors.

          At the meeting, the shareholders approved a proposed name change of the Company to "Quest Ventures Inc.". A total of 6,368,308 common shares voted for the name change and a total of 1,270 common shares voted against the name change.

          At the meeting, the shareholders approved an alteration of our share capital by way of a reverse stock split by consolidating all of the currently authorized share capital of 100,000,000 common shares without par value, of which 10,100,494 common shares are issued and outstanding, on a one new for four old basis, resulting in an authorized share capital of 25,000,000 shares without par value, of which 2,525,048 common shares will be issued and outstanding. A total of 6,363,612 voted for the amendment and a total of 5,966 common shares voted against the amendment.

          The shareholders also approved a subsequent alteration of our share capital by increasing our authorized capital from 25,000,000 common shares without par value to 100,000,000 common shares without par value., of which 2,525,048 common shares will be issued and outstanding. A total of 6,115,833 voted for the amendment and a total of 5,559 common shares voted against the amendment.

Item  5.  Other  Information:

          NONE

Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)  Exhibits  -  NONE

     31.1 Certification of the Chief Executive Officer Pursuant To Rule 13a-14 Or 15d-14 of the Securities Exchange Act Of 1934,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of the Chief Financial Officer Pursuant To Rule 13a-14 Or 15d-14 of the Securities Exchange Act of 1934,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification  of  the  Chief  Executive Officer pursuant to 18 U.S.C.
          Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification  of  the  Chief  Financial Officer pursuant to 18 U.S.C.
          Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports  on  Form  8-K:  NONE

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September  12,  2003


                                             IQUEST  NETWORKS  INC.



                                             By:  /s/  Anton  J.  Drescher
                                             -----------------------------
                                             Anton  J.  Drescher,
                                             Principal  Financial  Officer

                                                                    EXHIBIT 31.1

 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14 OR 15D-14
  OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I,  Christopher  Desrosiers,  certify  that:

1.   I  have  reviewed  this  quarterly report on Form 10-QSB of iQuest Networks
     Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the Registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date:     September  12,  2003
                                             /s/Christopher  Desrosiers
                                             --------------------------
                                             Christopher  Desrosiers,
                                             Chief  Executive  Officer

                                                                    EXHIBIT 31.2

 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14 OR 15D-14
  OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I,  Anton  J.  Drescher,  certify  that:

1.   I  have  reviewed  this  quarterly report on Form 10-QSB of iQuest Networks
     Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the Registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date:     September  12,  2003
                                             /s/Anton  J.  Drescher
                                             ----------------------
                                             Anton  J.  Drescher,
                                             Chief  Financial  Officer

                                                                    EXHIBIT 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of iQuest Networks Inc. (the "Company") on Form 10-QSB for the periodr ended July 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher Desrosiers, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By:     /s/  Christopher  Desrosiers
        ----------------------------
       Christopher  Desrosiers,
       Chief  Executive  Officer
       September  12,  2003

                                                                    EXHIBIT 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of iQuest Networks Inc. (the "Company") on Form 10-QSB for the period ended July 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Anton J. Drescher, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By:     /s/  Anton  J.  Drescher
       ------------------------
       Anton  J.  Drescher,
       Chief  Financial  Officer
       September  12,  2003