Form 10QSB
period 2003-10-31
QUEST VENTURES INC
filed 2003-12-15
CIK 1126932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2003

[ ]

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 0-33299

QUEST VENTURES INC.

(Exact name of Small Business Issuer as specified in its charter)

Wyoming

06-1616453

(State or other jurisdiction of

(IRS Employer

incorporation)

Identification No.)

201B - 83 Halls Road, Old Lyme, Connecticut 06371

(Address of principal executive offices)

1-800-321-8564

(Issuer’s telephone number)

iQUEST NETWORKS INC.

(Former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(3) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  2,525,124 shares of Common Stock as at December 1, 2003.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I  FINANCIAL INFORMATION

Item 1.

Financial Statements

GENERAL

Quest Ventures Inc.'s (formerly "iQuest Networks Inc.") (the "Company") unaudited financial statements for the nine months ended October 31, 2003 are included with this Form 10-QSB.  The unaudited financial statements for the nine months ended October 31, 2003 include:

(a)

Balance Sheet as of October 31, 2003 and January 31, 2003;

(b)

Statement of Operations –Three months ended October 31, 2003 and October 31, 2002 and nine months ended October 31, 2003 and October 31, 2002;

(c)

Statement of Cash Flows - Three months ended October 31, 2003 and October 31, 2002 and nine months ended October 31, 2003 and October 31, 2002;

(d)

Statement of Stockholder's Equity - For period ended January 31, 1982 to October 31, 2003;

(e)

Statements of Loss from Discontinued Operations - Three months ended October 31, 2003 and October 31, 2002 and nine months ended October 31, 2003 and October 31, 2002; and

(f)

Notes to Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine months ended October 31, 2003 are not necessarily indicative of the results that can be expected for the fiscal year ending January 31, 2004.  The Financial Statements have been reviewed and are on file with the Company's Auditor.

QUEST VENTURES INC.

(formerly iQuest Networks Inc.)

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2003

(Unaudited)

(Stated in US Dollars)

QUEST VENTURES INC.

(formerly iQuest Networks Inc.)

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

October 31, 2003 and January 31, 2003

(Unaudited)

(Stated in US Dollars)

	(Unaudited)	(Audited)
	October 31,	January 31,
ASSETS	2003	2002
Current
Cash	$ 1,408	$ 17,666
Accounts receivable	1,918	1,689
Prepaid expenses	931	799

	4,257	20,154
Capital assets	5,393	6,832
Investment	1	1

	$ 9,651	$ 26,987

LIABILITIES

Current
Accounts payable – Note 4	$ 13,165	$ 6,954
Due to related parties – Note 4	30,801	5,189

	43,966	12,143

STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital stock – Note 3
Authorized:
100,000,000 common shares without par value
Issued:
2,525,124 common shares (January 31, 2003: 2,525,124 common shares)	5,212,211	5,212,211
Deficit accumulated during the development stages	(5,225,399)	(5,178,125)
Accumulated other comprehensive loss	(21,127)	(19,242)
Capital stock – Note 3
	(34,315)	14,844

	$ 9,651	$ 26,987

SEE ACCOMPANYING NOTES

QUEST VENTURES INC.

(formerly iQuest Networks Inc.)

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine months ended October 31, 2003, and 2002 and for the period from February 1, 1997 (Date of Inception of Development Stage) to October 31, 2003

(Unaudited)

(Stated in US Dollars)

					February 1, 1997
					(Date of Inception
					of Development
	Three months ended		Nine months ended		Stage) to
	October 31,		October 31,		October 31,
	2003	2002	2003	2002	2003
General and Administrative
Expenses
Amortization of capital assets	$ 548	$ 655	$ 1,439	$ 2,432	$ 11,265
Automobile expense	-	-	-	-	1,672
Consulting fees – Note 4	5,314	5,100	15,300	15,300	301,252
Filing fees	864	374	4,839	2,262	30,645
Insurance	-	-	-	-	1,318
Management fees – Note 4	-	-	-	-	87,486
Office and general – Note 4	709	746	4,614	8,237	140,050
Printing	-	-	-	-	6,989
Professional fees – Note 4	2,160	8,644	10,297	23,453	194,373
Product marketing – Note 4	-	764	-	9,504	46,315
Rent	2,533	2,191	7,369	8,321	86,892
Telephone	-	1,455	-	4,011	42,922
Transfer agent fees	1,628	328	3,425	2,160	21,876
Travel and entertainment	-	363	-	478	43,802
Website maintenance	-	-	-	-	51,311

Loss before non-operating	(13,756)	(20,620)	(47,283)	(76,158)	(1,068,168)

Non-operating items
Gain on settlement accounts payable	-	-	-	-	15,833
Equity share of loss from investment	-	(1,012)	-	(4,747)	(113,963)
Loss on write-down of investment	-	-	-	-	(111,225)
Gain on sale of subsidiary	-	-	-	-	200
Interest income	-	56	9	540	3,580
Severance pay – Note 4	-	-	-	-	(50,000)
Loss on disposal of capital assets	-	-	-	-	(4,318)

	-	(956)	9	(4,207)	(259,893)

…/Cont’d.

QUEST VENTURES INC.

Continued

(formerly iQuest Networks Inc.)

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine months ended October 31, 2003, and 2002 and for the period from February 1, 1997 (Date of Inception of Development Stage) to October 31, 2003

(Unaudited)

(Stated in US Dollars)

February 1, 1997
(Date of Inception
of Development
	Three months ended		Nine months ended		Stage) to
	October 31,		October 31,		October 31,
	2003	2002	2003	2002	2003

Loss from continuing operations	(13,756)	(21,576)	(47,274)	(80,365)	(1,328,061)
Loss from discontinued operations – Schedule 1	-	-	-	-	(546,870)

Net loss for the period	(13,756)	(21,576)	(47,274)	(80,365)	(1,874,931)
Other comprehensive:
Foreign currency adjustments	(613)	(4,233)	(1,885)	411	(21,127)

Comprehensive loss	$ (14,369)	$ (25,809)	$ (49,159)	$ (79,954)	$ (1,896,058)

Basic and diluted loss per share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.03)

Weighted average shares outstanding	2,525,124	2,525,124	2,525,124	2,525,124

QUEST VENTURES INC.

(formerly iQuest Networks Inc.)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three and nine months ended October 31, 2003 and 2002 and for the period from February 1,1997 (Date of Inception of Development Stage) to October 31, 2003

(Unaudited)

(Stated in US Dollars)

					February 1, 1997
					(Date of Inception
					of Development
	Three months ended		Nine months ended		Stage) to
	October 31,		October 31,		October 31,
	2003	2002	2003	2002	2003
Cash flow used in operating activities
Comprehensive net loss for the year from continuing operations	$ (14,368)	$ (25,809)	$ (49,159)	$ (79,954)	$ (1,349,187)
Items not involving cash:
Amortization of capital assets	548	655	1,439	2,432	11,277
Foreign exchange	-	4,056	-	-	(10,848)
Loss on disposal of capital assets	-	-	-	-	4,318
Gain on settlement of accounts payable	-	-	-	-	(15,833)
Equity share of loss	-	1,012	-	4,747	113,963
Gain on sale of subsidiary	-	-	-	-	(200)
Loss on write-down of investment	-	-	-	-	111,225
Changes in continuing operations non-cash working capital balances consist of:
Accounts receivable	216	(1,491)	(229)	(353)	(25,313)
Due from related parties	-	-	-	-	(645,299)
Prepaid expenses	851	389	(132)	(1,021)	(4,081)
Accounts payable	2,028	5,464	6,211	7,026	38,567
Advances to subsidiary	-	-	-	-	(81,556)
Due to related parties	11,354	(7,012)	25,612	(3,133)	108,279

Net cash from (used in) operating activities	629	(22,736)	(16,258)	(70,256)	(1,744,688)

Cash flow provided by (used in) investing activities:
Acquisition of investment	-	-	-	-	(488,424)
Proceeds on disposal of capital assets	-	-	-	-	5,210
Proceeds on sale of subsidiary	-	-	-	-	200
Purchase of capital assets	-	-	-	-	(21,064)
Decrease (increase) in notes receivable	-	-	-	42,324	-

Net cash from (used in) investing activities	-	-	-	42,324	(504,078)

…/Cont’d.

QUEST VENTURES INC.

Continued

(formerly iQuest Networks Inc.)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three and nine months ended October 31, 2003 and 2002 and for the period from February 1,1997 (Date of Inception of Development Stage) to October 31, 2003

(Unaudited)

(Stated in US Dollars)

					February 1, 1997
					(Date of Inception
					of Development
	Three months ended		Nine months ended		Stage) to
	October 31,		October 31,		October 31,
	2003	2002	2003	2002	2003
Cash flow provided by financing activity:
Common shares issued for cash	-	-	-	-	1,850,989

Net cash provided by financing activity	-	-	-	-	1,850,989

Increase (decrease) from continuing operations	629	(22,736)	-	(27,932)	(397,777)
Cash flows from discontinued operations – Note 5	-	-	-	-	395,272

Net increase (decrease) in cash	629	(22,736)	(16,258)	(27,932)	(2,505)

Cash , beginning of the period	779	53,076	17,666	58,272	3,913

Cash , end of the period	$ 1,408	$ 30,340	$ 1,408	$ 30,340	$ 1,408

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -	$ -	$ -

QUEST VENTURES INC.

(formerly iQuest Networks Inc.)

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

for the periods ended January 31, 1982 to October 31, 2003

(Unaudited)   (Stated in US Dollars)

				Deficit
				Accumulated	Accumulated
		Common		During the	Other
	Number	Stock		Development	Comprehensive
	of Shares	Price	Amount	Stages	Income (loss)	Total
Issued on incorporation 1983	988	$ 24.29	$ 23,989	$ -	$ -	$ 23,989
Escrow shares issued for resource property 1983	3,750	1.62	6,073			6,073
Issued for prospectus 1984	5,000	25.00	125,000			125,000
Issued for private placement 1987	2,281	90.50	206,464			206,464
Exercise of share purchase warrants 1987	2,000	37.71	75,420			75,420
Exercise of share purchase options 1987	475	69.39	32,959			32,959
Issued for settlement of debt 1987	1,108	45.25	50,142			50,142
Exercise of share purchase options 1988	565	81.25	45,905			45,905
Issued for settlement of debt 1988	528	386.74	204,011			204,011
Issued for private placement 1989	500	42.22	21,111			21,111
Exercise of share purchase options 1989	125	165.51	20,689			20,689
Issued for settlement of debt 1989	1,232	84.44	104,023			104,023
Exercise of share purchase warrants 1990	500	77.12	38,560			38,560
Issued for private placement 1990	100	85.69	8,569			8,569
Exercise of share purchase options 1990	956	167.95	160,650			160,650
Issued for settlement of debt 1990	656	274.21	180,009			180,009
Issued for private placement 1991	3,125	90.77	283,645			283,645
Exercise of share purchase options 1991	2,443	48.87	119,396			119,396
Issued for settlement of debt 1991	1,035	174.55	180,600			180,600
Exercise of share purchase options 1992	6,150	8.28	50,898			50,898
Exercise of share purchase options 1993	4,000	7.75	31,013			31,013
Issued for private placement 1993	10,000	7.75	77,531			77,531
Issued for settlement of debt 1993	4,907	15.51	76,082			76,082
Exercise of share purchase options 1994	4,850	7.75	37,603			37,603
Issued for private placement 1994	10,000	14.64	146,424			146,424
Exercise of share purchase warrants 1994	10,000	14.64	146,424			146,424
Issued for acquisition of subsidiary company 1994	22,500	7.32	164,727			164,727
Issued for settlement of debt 1994	4,975	14.64	72,848			72,848

…/Cont’d.

QUEST VENTURES INC.

Continued

(formerly iQuest Networks Inc.)

 (A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to October 31, 2003

(Unaudited)

(Stated in US Dollars)

				Deficit
				Accumulated	Accumulated
		Common		During the	Other
	Number	Stock		Development	Comprehensive
	of Shares	Price	Amount	Stages	Income (loss)	Total
Issued for private placement 1995	5,000	14.57	72,854			72,854
Issued for private placement 1995	30,000	7.29	218,563			218,563
Exercise of share purchase warrants 1995	2,500	7.29	18,214			18,214
Exercise of share purchase warrants 1995	2,000	14.57	29,142			29,142
Exercise of share purchase warrants 1995	375	14.57	5,464			5,464
Exercise of share purchase warrants 1995	1,000	7.29	7,285			7,285
Issued for private placement 1996	13,125	7.24	95,014			95,014
Exercise of share purchase warrants 1996	3,750	9.05	33,934			33,934
Exercise of share purchase warrants 1996	2,625	18.10	47,507			47,507
Exercise of share purchase warrants 1997	13,125	7.22	94,806			94,806
Exercise of share purchase options 1997	16,500	2.89	47,674			47,674
Net loss from inception to January 31, 1997				(3,350,470)	-	(3,350,470)
Other comprehensive income from inception to January 31, 1997					3	3

Balance January 31, 1997	194,749		3,361,222	(3,350,470)	3	10,755
Issued for cash:
Private placement	50,000	5.75	287,294		-	287,294
Share purchase options	9,625	7.18	69,130		-	69,130
Share subdivision – 2 shares for 1 share					-
Issued for cash:
Private placement	31,250	5.75	179,559		-	179,559
Net loss for year				(574,492)	-	(574,492)
Other comprehensive loss for the year	-		-	-	(12,347)	(12,347)

…/Cont’d.

QUEST VENTURES INC.

Continued

(formerly iQuest Networks Inc.)

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to October 31, 2003

(Unaudited)

(Stated in US Dollars)

				Deficit
				Accumulated	Accumulated
		Common		During the	Other
	Number	Stock		Development	Comprehensive
	of Shares	Price	Amount	Stages	Income (loss)	Total
Balance January 31, 1998	285,624		3,897,205	(3,924,962)	(12,344)	(40,101)
Issued for cash:
Share purchase warrants	49,375	6.17	304,866		-	304,866
Share purchase warrants	12,500	5.37	67,114		-	67,114
Share purchase options	11,375	6.71	76,342		-	76,342

Net loss for year				(491,105)	-	(491,105)
Other comprehensive loss for the year	-		-	-	(15,396)	(15,396)

Balance January 31, 1999	358,874		4,345,527	(4,416,067)	(27,740)	(98,280)
Issued for cash
Share purchase warrants	19,375	6.22	120,451	-		120,451
Net loss for the year	-		-	(101,300)	-	(101,300)
Other comprehensive income for the year	-		-	-	2,484	2,484

Balance, January 31, 2000	378,249		4,465,978	(4,517,367)	(25,256)	(76,645)
Share consolidation – 1 share for 2 shares			-	-	-	-
Issued for cash:
Private placement	1,500,000	0.27	399,148	-	-	399,148
Share purchase warrants	6,250	0.27	1,663	-	-	1,663
Net loss for the year	-		-	(166,240)	-	(166,240)
Other comprehensive income for the year	-		-	-	8,357	8,357

Balance, January 31, 2001, as restated	1,884,499		4,866,789	(4,683,607)	(16,899)	166,283

…/Cont’d.

QUEST VENTURES INC.

Continued

(formerly iQuest Networks Inc.)

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to October 31, 2003

(Unaudited)

 (Stated in US Dollars)

				Deficit
				Accumulated	Accumulated
		Common		During the	Other
	Number	Stock		Development	Comprehensive
	of Shares	Price	Amount	Stages	Income (loss)	Total
Balance, January 31, 2001 (forward), as previously reported	1,884,499		4,866,789	(4,666,549)	(16,899)	183,341
Adjustment of prior year’s figures	-		-	(17,058)	-	(17,058)

Balance January 31, 2001, as restated	1,884,499		4,866,789	(4,683,607)	(16,899)	166,283
Issued for cash:
Private placement	250,000	0.99	247,316	-	-	247,316
Share purchase warrants	392,500	0.25	98,106	-	-	98,106
Escrow cancellation	(1,875)		-	-	-	-
Net loss for the year	-		-	(297,808)	-	(297,808)
Other comprehensive loss for the year	-		-	-	(5,878)	(5,878)

Balance January 31, 2002	2,525,124		5,212,211	(4,981,415)	(22,777)	208,019
Net loss for the year	-		-	(196,710)	-	(196,710)
Other comprehensive income for the year	-		-	-	3,535	3,535

Balance, January 31, 2003	2,525,124		5,212,211	(5,178,125)	(19,242)	14,844
Net loss for the period	-		-	(47,274)	-	(47,274)
Other comprehensive income for the period	-		-	-	(1,885)	(1,885)

Balance, October 31, 2003	*2,525,124		$ 5,212,211	$ (5,225,399)	$ (21,127)	$ (34,315)

*

The number of shares issued and outstanding have been restated to give retroactive effect to a 4 old shares for 1 new share consolidation.

QUEST VENTURES INC.

Schedule I

(formerly iQuest Networks Inc.)

INTERIM CONSOLIDATED STATEMENTS OF LOSS FROM DISCONTINUED OPERATIONS

for the three and nine months ended October 31, 2003 and  2002 and February 1, 1997 (Date of Inception of Development Stage) to October 31, 2003

					February 1, 1997
					Date of Incep
					tion of Develop-
	Three months ended		Nine months ended		ment Stage) to
	October 31,		October 31,		October 31,
	2003	2002	2003	2002	2003
Operating Expenses
Advertising and promotion	$ -	$ -	$ -	$ -	$ 2,000
Amortization	-	-	-	-	354
Automobile expenses	-	-	-	-	14,563
Consulting	-	-	-	-	69,558
Filing fees	-	-	-	-	25
Office expenses	-	-	-	-	46,797
Professional fees	-	-	-	-	24,367
Rent	-	-	-	-	9,383
Telephone	-	-	-	-	28,412
Travel	-	-	-	-	65,249
Web Site costs	-	-	-	-	4,867

Loss before other items	-	-	-	-	(265,575)
Other items
Write-off of advances on investment	-	-	-	-	(265,827)
Net investment and advances to subsidiary written-off	-	-	-	-	(15,468)

Loss from discontinued operations	$ -	$ -	$ -	$ -	$ (546,870)

Loss per share from discontinued operations	$ 0.00	$ 0.00	$ 0.00	$ 0.00

QUEST VENTURES INC.

(formerly iQuest Networks Inc.)

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2003

(Unaudited)

(Stated in U.S. Dollars)

Note 1

Interim Reporting

While the information presented in the accompanying interim nine months consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s January 31, 2003 annual financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s January 31, 2003 annual financial statements.

Note 2

Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  The Company has accumulated losses of $5,225,399 since its commencement and at October 31, 2003 has a working capital deficiency of $39,709.  Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Effective October 28, 2003, the Company changed its name from iQuest Networks Inc. to Quest Ventures Inc.  The Company also consolidated it capital stock on the basis of 4 old common shares for one new common share.  The number of shares issued and outstanding have been restated to give retroactive effect to this share consolidation.

Note 3

Capital Stock – Note 2

Authorized:

100,000,000 common shares without par value

Escrow:

During the year ended January 31, 2002, the Company cancelled all escrow shares outstanding.

#

Note 4

Related Party Transactions

The Company has incurred expenses paid to directors, former directors, officers, companies controlled by directors of the Company and companies with directors in common with the Company as follows:

					February 1, 1997
					(Date of Incept
					tion of Develop-
	Three months ended		Nine months ended		ment Stage) to
	October 31,		October 31,		October 31,
	2003	2002	2003	2002	2003
Consulting fees	$ 5,314	$ 5,100	$ 15,300	$ 15,300	$ 290,848
Management fees	-	-	-	-	87,486
Office and general	-	-	-	-	5,387
Professional fees	1,444	875	2,802	5,980	37,309
Product marketing	-	-	-	6,300	6,300
Severance pay	-	-	-	-	50,000

	$ 6,758	$ 5,975	$ 18,102	$ 27,580	$ 477,330

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Included in accounts payable at October 31, 2003 is $1,385 (January 31, 2003:  $5,189) with respect to fees and expenses due to directors and companies controlled by directors of the Company.

Due to related parties consist of advances from a director of the Company.  These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

#

Note 5

Statement of Cash Flows

Cash flows from discontinued operations consist of:

					February 1, 1997
					(Date of Incep-
					tion of Develop-
	Three months ended		Nine months ended		ment Stage) to
	October 31,		October 31,		October 31,
	2003	2002	2003	2002	2003
Loss from discontinued operations	$ -	$ -	$ -	$ -	$ (546,870)
Item not involving cash:
Write-down on investment	-	-	-	-	265,827
Advances to subsidiary written -off	-	-	-	-	546,870

	-	-	-	-	265,827
Changes in discontinued operations non-cash working capital balances consist of:
Amortization	-	-	-	-	342
Accounts receivable	-	-	-	-	25,000
Prepaid expenses	-	-	-	-	3,150
Accounts payable	-	-	-	-	(9,682)
Due to related parties	-	-	-	-	92,340
Due from related parties	-	-	-	-	(9,955)
Advances to subsidiary	-	-	-	-	28,250

	$ -	$ -	$ -	$ -	$ 395,272

#

Note 6

Differences Between Canadian and United States Accounting Principles

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States which differ in certain respects with those principles and practices that the Company would have followed had its financial statements been prepared in accordance with accounting principles and practices generally accepted in Canada.

The Company’s accounting principles generally accepted in the United States differ from accounting principles generally accepted in Canada as follows:

Deficit

Under US GAAP, the guidelines are established for the reporting and display of comprehensive income and its components in financial statements.  Comprehensive loss includes foreign currency translation adjustments.  Under Canadian GAAP, there is no difference in the presentation of comprehensive income.

The impact of the above on the financial statements is as follows:

Nine Months ended
October 31,
	2003	2002
Comprehensive loss for the period per US GAAP	$ (49,159)	$ (79,954)

Net loss for the period per Canadian GAAP	$ (49,159)	$ (79,954)

Basic loss per share per Canadian GAAP	$ (0.02)	$ (0.03)

Weighted average number of shares outstanding per Canadian GAAP	2,525,124	2,525,124

Deficit, end of the period per US GAAP	$ (5,225,399)	$ (5,061,780)
Accumulated other comprehensive loss	(21,127)	(22,366)

Deficit, end of the period per Canadian GAAP	$ (5,246,526)	$ (5,084,146)

Note 7

Equity Share of Loss From Investment

The Company has incurred losses of $539 in respect to their 46 2/3 % equity interest in iNoize Software Inc (“iNoize”). These losses have not been included in the financial statements as they would exceed the amount of the investment on the balance sheet. The Company will record any revenue in the period it is earned if iNoize returns to profitability.

#

Item 2.

  Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

This report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 21e of the Securities Exchange Act of 1934, as amended, and other applicable securities laws.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing.  Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

We may also consider acquiring interests in other high-technology start-up businesses by providing those businesses with access to capital as well as industry, marketing, bookkeeping and management services. We may offer assistance and guidance in bookkeeping services as they relate to maintaining the daily books of a company, bank account reconciliations, and preparation of unaudited financial statements.  Anton J. Drescher, a director and officer of the Company, is a Certified Management Accountant in Canada and is therefore qualified to offer these types of services.  We also have two bookkeeping staff members available on a contract basis for basic bookkeeping duties.

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

PLAN OF OPERATION

Our plan over the next twelve months consists of multiple phases.  During the fourth quarter of 2003, we plan to undertake an advertising and marketing campaign which includes a full scale college campus promotional campaign with live "bridges fell" concert events with promotional team members for our Jackalope Audio, Inc. ("Jackalope") promotional team members on college campuses and at college campus events handing out Jackalope merchandise and marketing materials and talking to students to generate brand recognition of the Jackalope name amongst the Jackalope service's target market. At "bridges fell" shows, the promotional staff will assist in the promotion of "bridges fell" as well as promoting the Jackalope website to the live audience.  We intend to also market and sell the "bridges fell" CD at spring break tourist destinations and throughout college campuses, which will consist of promotional staff handing out Jackalope materials and promoting the Jackalope website at these events while promoting the presence of "bridges fell" music at www.jackalopeaudio.com as a way of driving traffic to the website and at the same time promoting the band's music to sell the CD.  We will also market and advertise our Jackalope service and website at "bridges fell" concert events and at college campuses.

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

RESULTS OF OPERATIONS

We incurred a loss of $49,159 for the nine months ending October 31, 2003, compared to a loss of $79,954 for the nine months ending October 31, 2002.  The decrease in operating expenses incurred during the first nine months of 2003 compared with the operating expenses incurred during the first nine months of 2002 was primarily due to the lack of product marketing costs during the period ended October 31, 2003, compared to $9,504 for the period ended October 31, 2002, as well as an elimination of telephone charges for the period ended October 31, 2003, compared to $4,011 for the period ended October 31, 2002, a reduction in office expenses of $3,623 and in professional fees of $13,156.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $1,408 as of October 31, 2003, compared to $30,340 at October 31, 2002, a decrease of $28,932.  We do not anticipate that we will have sufficient funds on hand for the next twelve months of operation.  We anticipate that we will operate at a loss for the foreseeable future. Our management has continued to provide capital through equity financing. We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete any plan of operations.

Our capital requirements depend on numerous factors, including the rate of market acceptance of our services, our ability to maintain and expand our customer base, the level of resources devoted to developing and expanding our marketing and sales organization and our research and development activities.

Item 3.

Controls and Procedures

(a)

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-14 (c) of the Securities Exchange Act of 1934 (the "Exchange Act") as of a date within 90 days before the filing date of this report and have concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)

Changes in internal controls.

Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Changes in Securities

1.

Effective October 28th, 2003, the shares of the Company were consolidated on the basis of one new share for every four old shares, so that the issued share capital of 10,100,494 common shares was consolidated into 2,525,124 common shares.  Subsequent to the share consolidation, the authorized share capital was increased from 25,000,000 common shares to 100,000,000 common shares, of which 2,525,124 common shares are issued and outstanding.  In connection with the share consolidation, the Company changed its name from "iQuest Networks Inc." to "Quest Ventures Inc.".

Item 3.

Defaults Upon Senior Securities:

None

Item 4.

Submission of Matters to a Vote of Security Holders:

None

Item 5.

Other Information:

None

Item 6.

Exhibits and Reports on Form 8-K.

(a)

Exhibits – None

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

32.2

Certification of the Chief Financial Officer pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K:

On October 28th, 2003, the Registrant announced that it effected the share consolidation of its common stock on the basis of one new share for every four old shares and changed its name from "iQuest Networks Inc." to "Quest Ventures Inc.", effective October 28th, 2003.  The Registrant also advised that, effective October 28th, 2003, the Registrant's listing was transferred from the TSX Venture Exchange to the NEX, a new board of the TSX Venture Exchange, due to the Registrant's failure to maintain the requirements for a TSX Venture Exchange Tier 3 company in accordance with TSX Venture Exchange Policy 2.5.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 12th, 2003

QUEST VENTURES INC.

By:

/s/ Anton J. Drescher

Anton J. Drescher,

Principal Financial Officer

#

Exhibit 31.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER  PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Christopher Desrosiers, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Quest Ventures Inc.;

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

4.

The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the Registrant and have:

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

c)

Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.

The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date:

December 12th, 2003

/s/ Christopher Desrosiers

Christopher Desrosiers,

Chief Executive Officer

#

Exhibit 31.2

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER  PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Anton J. Drescher, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Quest Ventures Inc.;

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

4.

The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the Registrant and have:

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

c)

Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.

The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date:

December 12th, 2003

/s/ Anton J. Drescher

Anton J. Drescher,

Chief Financial Officer

#

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Quest Ventures Inc. (the “Company”) on Form 10-QSB for the periodr ended October 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Christopher Desrosiers, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:

/s/  Christopher Desrosiers

Christopher Desrosiers,

Chief Executive Officer

December 12th, 2003

#

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Quest Ventures Inc. (the “Company”) on Form 10-QSB for the period ended October 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anton J. Drescher, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:

/s/  Anton J. Drescher

Anton J. Drescher,

Chief Financial Officer

December 12th, 2003

#