Form 10KSB
period 2004-01-31
QUEST VENTURES INC
filed 2004-04-27
CIK 1126932

#

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934.

For the fiscal year ended January 31, 2004

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the transition period from _______ to ___________.

Commission file number 0-29651

QUEST VENTURES INC.

(Exact name of registrant as specified in its charter)

Wyoming

06-1616453

(State or Other Jurisdiction of

(I.R.S. Employer Identification No.)

Incorporation of Organization)

83 Halls Road, Old Lyme, Connecticut

06371

(Address of principal executive offices)

(ZIP Code)

Registrant’s telephone number, including area code:

(860) 437-3093

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, no par value

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

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at April 26, 2004 (computed by reference to average of the bid and asked price on the NEX of the common shares on such date): $367,157.  Number of common shares outstanding at April 26, 2003: 2,525,124.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

Item 1.  Description of Business.

Certain statements contained in this Annual Report on Form 10-K (the "Report") of Quest Ventures Inc. (formerly "iQuest Networks Inc.") (“we” or the "Company"), including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements." Readers should not place undue reliance on these forward-looking statements.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks described in this Report, including the "Risk Factors" section contained in this Item 1, and the other documents the Issuer files with the Securities and Exchange Commission (the "SEC").

Business Development

Acquisition of a Minority Interest in iNoize

In August 2000, we entered into a Letter of Intent with iNoize.com Software Ltd. ("iNoize") (the "Letter of Intent"), whereby iNoize granted to us the right to purchase up to a 33.33% minority interest in iNoize for an investment of up to US$166,665 ($250,000 Canadian dollars ("Cdn")).  The Letter of Intent was formalized by a Subscription Agreement dated September 28, 2000, whereby we acquired 2,500,000 Class B voting common shares of iNoize for a purchase price of US$166,665 ($250,000 Cdn.)  By a further Subscription Agreement dated May 25, 2001, we increased our interest in iNoize from a 33.33% interest to a 46 2/3% interest, by purchasing an additional 1,875,000 Class B voting common shares of iNoize, for an additional investment of US$66,665 ($100,000 Cdn.).  The purchases of iNoize were made in cash, based on an arm's-length negotiation, in an unrelated third party transaction.  Consequently, the fair value of the purchase is the amount paid by us.

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

While we still have our Jackalope website as operated by our wholly owned subsidiary, Jackalope Audio, Inc. (the "Jackalope Subsidiary"), we have not updated it or maintained the chat rooms due to a lack of funding.  Once we receive adequate funding we will reactivate and update our Jackalope website to set up links permitting its users to:

•

purchase music that they have just listened to,

•

purchase concert tickets or band merchandise,

•

visit artist websites, and

•

participate in chat rooms.

We will also feature articles on popular mainstream artists, as well as up and coming bands that are independent of major record labels.

Pursuant to the terms of the License Agreement, iNoize will provide all website hosting, technical and management services required to operate the website.  The License Agreement also permits us to sublicense the iNoize Technology to any third party retained by us to develop, host or maintain the Jackalope website on our behalf.  The License Agreement has a term of one year, with automatic renewal for subsequent one year terms, unless terminated by us on 30 days notice.  The License Agreement is currently valid and in good standing.  In consideration for the acquisition of the license, we will pay royalties of $0.02 Cdn. per registered user for the first 500,000 users, and thereafter $0.05 Cdn. per registered user, which royalties will commence on the date we procure 250,000 users on our Jackalope.  We will operate the website through our Jackalope Subsidiary.

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

Effective October 28th, 2003, our shares were consolidated on the basis of one new share for every four old shares, and the authorized share capital was subsequently increased from 25,000,000 common shares to 100,000,000 common shares.  In connection with the share consolidation, we changed our name to "Quest Ventures Inc.".

We have two wholly owned subsidiaries, Glassmaster Industries Inc., and our Jackalope Subsidiary.  Glassmaster Industries Inc. is incorporated in the state of Nevada and is currently inactive.  Our Jackalope Subsidiary is incorporated in Yukon, Canada and holds a license to use the iNoize Technology to permit peer-to-peer streaming of digital audio files over the Internet.

Business of Issuer

We are in the business of distributing music in digital format by streaming audio over the Internet, although we are not currently actively involved in the development or use of the iNoize Technology due to a lack of funding.  The Internet is rapidly developing as a new distribution channel for the sale, delivery and sharing of pre-recorded music.

Our business is largely focused on the digital transmission of music over the Internet.  We participate in the business of iNoize through our holding of a 46 ⅔% minority interest in iNoize.  The principal asset of iNoize is the iNoize Technology, which enables "peer-to-peer" transmission of music files in digital format over the Internet.  "Peer-to-peer" means that individual Internet users can transmit music files between themselves, without any centralized storage of the music.  The iNoize Technology also operates as an Internet based music library enabling users to locate other users that have the desired music selection.  The iNoize Technology is designed to permit users to locate the music that they want to listen to and to hear that music in real-time; this process is sometimes referred to as "streaming audio".  The iNoize system currently does not involve downloading or copying of music files. This transmission from one user to another user is referred to as peer-to-peer audio streaming.  This is in contrast to the centralized storage of music files by a single music provider that then transmits the files to Internet users.  The music is transmitted between users on a streaming basis, permitting the recipient to listen to the music in near real time as the data is being received.  A streaming transmission does not involve the reproduction and storage of the data as a whole file.  As the data file is never downloaded into the memory or hard-drive of the user's personal computer, the user does not store or copy the file.

Users who have their own private music collection stored as MP3 files on their hard drive enter into a membership agreement whereby they agree to allow other users to listen to their music collection.  The iNoize software also creates a library of music available from on-line users.  The library can be continuously updated in order to add or delete entries as users log on or log off.

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

Music Tracking Software

It is our intention to acquire rights to music tracking software that will track and record data on all songs streamed across our Jackalope network, and publish that data directly to us. The incorporation of the tracking software will allow us to provide mandatory file tracking reports to licensing companies and content owners as part of our licensing deals with these firms.  Due to a lack of funding we are not actively seeking the music tracking software at this time.

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

"Music Area Revenue" is revenue derived from Direct Music Area Revenue plus the Allocation of Run-of-Site Revenue.   "Direct Music Area Revenue" is the total of (1) in stream advertising revenue, which means audio ads that are played between songs, or any ads that appear as part of audiovisual effects on the website; (2) "Music Page Banner Advertising Revenue”, which means revenue derived from advertisements appearing on or in connection with portions of the website where music is played; (3) "Music Subscriber Revenue", which means subscription fees that users pay if the service is a pay service; and (4) "Other Music Revenue", which means any other revenue that is earned through the playing of music on the website.  "Allocation of Run-of-Site Revenue" essentially means the number of times the music page was looked at divided by the total number of times the website was visited.

The license fee is subject to a minimum payable of $259 per annum for gross revenues of up to $12,000, $388 for gross revenues of $12,001 to $18,500 and $517 for revenues in excess of $18,501.  The Agreement expired on December 31, 2003 and was not renewed due to the lack of activity on our business, we did not renew the BMI License Agreement.

Although management finalized discussions with BMI as to the detailed information that was required in order to track the music played over our Jackalope website it did not develop the software necessary  to classify and report that information to BMI.

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

We were not able to deliver the required music reports to BMI because our Jackalope website is a streaming only site, and the means of tracking the music required additional software development.

There were no negative consequences from the lack of delivery of the reports and we were advised verbally by BMI that they would waive the requirement to deliver the reports until the proper software was in place.  We were current with the other requirements, such as the financial reporting, pursuant to the BMI License Agreement and we paid all applicable licensing fees.

Although the BMI License Agreement has now lapsed, the Jackalope website is now dormant so there is little risk that the artists/record labels could sue Jackalope for copyright infringement or unpaid royalties.

Once we reactivate our business and develop the music tracking software we will contact BMI to negotiate a new license agreement.  Ultimately, it is our goal to contact each of ASCAP, SESAC, Inc. and Harry Fox Agency, Inc., in that order, in order to procure license agreements from such agencies to create revenue sharing models with the content owners to properly compensate artists and publishers for the content streamed over our Jackalope network.

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

Accordingly, by entering into the BMI License Agreement, we were granted the right to play the music of the artists that BMI represents. The license granted applied only to streaming audio and not to the downloading of music, where a copy is made of the copyrighted material, which can then be reproduced.

Principal Products or Services

To the extent that the business of iNoize will affect our return on investment, iNoize intends to generate its revenues by licensing its peer-to-peer audio streaming software to other companies that desire the ability to digitally distribute streaming music files over the Internet.  Due to the current lack of funding, iNoize has not had the resources required in order to seek licensees for its software.

While we are dependent on iNoize licensing its software to other parties for a return on our investment, it is our intention to offer services above and beyond what the iNoize software offers, and we intend to continue to build on those additional offerings, which will give us a competitive edge on competitors.  However, at this time our business is inactive due to a lack of funding.  Once we procure adequate funding we intend to reactivate our business and carry on with our Jackalope website.  We also believe that increased competition within the industry only increases consumer awareness of our type of service.

iNoize has currently granted a non-exclusive worldwide license to us permitting us to use iNoize's proprietary software technology under the domain name, Jackalopeaudio.com.  Accordingly, our Jackalope website would permit music listeners to network for the purposes of listening to each other's music collections over the Internet.  Similarly, users who have their own private music collection stored as MP3 files on their hard drive would enter into membership agreements whereby they agree to allow other users to listen to their music collection. At present, the Jackalope website is dormant due to a lack of funding.

With the Napster decision in February of 2001, the U.S. Court of Appeals confirmed it was appropriate to issue an injunction against Napster, which significantly limited Napster's participation in the free distribution of copyrighted music.  The Court of Appeal held that there was sufficient basis for the plaintiff record labels to establish that Napster infringed copyright laws by facilitating free music downloads.

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

Distribution

To the extent that iNoize will affect our return on investment, iNoize intends to license its software to companies that have secured or intend to secure digital distribution rights from the big five music labels: Universal, BMG, Sony, Warner and EMI.  iNoize's peer-to-peer technology can substantially reduce broadband costs for companies that digitally transmit music from their own servers to the recipient users.  The reduction in broadband costs is a result of the data being transferred between Internet users, instead of between the license holder and user.  Therefore, the license holder does not pay for the transmission of data through its own broadband service.  For distribution companies that receive millions of hits per year costs can be significant if the data is transmitted using its own broadband services.  By having the transmission of the music files occur directly between users, the license holder saves the costs associated with the data transmission, such as the purchasing of multiple servers for MP3 storage, the hosting with housing those servers, the maintenance and upgrade costs for upgrading the servers to maintaining cutting edge technology, and the bandwidth costs associated with usage on those servers.

Status of Services

Due to a lack of funding we have ceased further development and improvement upon the iNoize Technology to ensure its compatibility with new operating systems and software.  Further improvements to the SmartSourcing technology will be required to be made for more accurate file recognition and better streaming quality.  Because SmartSourcing works to improve streaming quality by recognizing several users with the same file and then using an assigned piece of the song from each of those users to complete a clear, uninterrupted stream to the end user, the better the file recognition, the better the match the technology can find and therefore the better the resulting stream.

Due to a lack of funding, we are no longer seeking key agreements, such as the agreement with eLiberation for audio tracking software and to enter into an Internet licensing agreement with ASCAP, SESAC and Harry Fox Agency.  We have suspended plans to launch "The Jackalope" magazine, which was to be an entertainment magazine dealing primarily with music related information geared towards the college student crowd, with content done by college students, and to serve as an advertisement for our Jackalope website and help to create band awareness.

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

•

online "portals" such as Morpheus, PressPlay, MusicNet, which allow for downloading and sharing of MP3 files;

•

traditional big five music labels (Universal, BMG, Sony, Warner and EMI), some of which have recently established an online presence to promote and distribute the music and tours of their respective artists through making MP3 tracks available for download and preview via the corporate and separate artists' websites; and

•

traditional retailers such as Tower Records and Virgin Megastore and their Internet affiliates that have licensed content to make available for download and preview via their corporate websites.

Some competitors have agreed to work together to offer music over the Internet, which will result in increased competitive pressures.  For example, Warner, BMG and EMI formed a joint venture with RealNetworks to operate an online music portal, called MusicNet.  MusicNet, as both a technology provider and a music clearinghouse, will operate as a stand alone independent company and will license its private-label platform to companies seeking to sell music subscription services under their own brands.  Its goal is to distribute music profitably to as many outlets as possible.  MusicNet will initially license its platform to America Online and RealNetworks, each of which plans to launch branded online subscription services later this year.  MusicNet will also license its platform to other distribution outlets, including Napster, provided that such outlets satisfy legal, copyright and security concerns.

At present, our Jackalope website is dormant and we do not have any users.  However, our goal is to fit in the market as a tool for previewing music before buying and to facilitate the buying process through our website.  In working with the music companies instead of against them by circumventing their CD sales, we also hope to gain a stronger backing and positioning in the online music business by working alongside the music industry and music companies, allowing them to use Jackalope Audio as a tool to boost revenue online and offline.

Once reactivated, our Jackalope website will also be an MP3 sharing network, so it will be competing with the above mentioned competitors that are trying to attract the same target market as Jackalope.  Based on the fact that Jackalope has not been under legal scrutiny to this point and we ultimately intend to enter into discussions with key licensing companies within the music industry, it is our opinion that Jackalope will be competitive in the once the Jackalope website has been reactivated and a substantial user base has been created.

Competition is likely to increase significantly as new companies enter the market and current competitors expand their services.  Many current and potential competitors in the Internet and music entertainment businesses may have substantial competitive advantages, including:

•

longer operating histories;

•

significantly greater financial, technical and marketing resources;

•

greater brand name recognition;

•

larger existing customer bases; and

•

more popular content or artists.

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

Upon receiving adequate funding, iNoize hopes to target companies, such as MusicNet, and CDNow, which presently rely upon distributing music to users through their central servers.

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

In addition to utilizing streaming audio instead of downloading of MP3s, although currently inactive, our Jackalope Subsidiary can employ a content encryption technology that encrypts every stream over our Jackalope network, and decrypts those streams, passing them through to the embedded Jackalope player in a manner that disallows intervention.  This process further protects the artist's intellectual property and provides another large differentiator between the Jackalope technology and other competitors.  Also, within the iNoize Technology, we have also introduced a peer-to-peer SmartSource (TM) technology that not only increases the reliability of our Jackalope peer-to-peer network but is a huge step forward for the entire peer-to-peer industry.  This process entails the sourcing of a stream from several peers with the same file as opposed to a single one-to-one transfer.  In doing this, where before if a user were to drop offline in mid-transfer, the transfer would end; with SmartSource (TM) the pieces of the file assigned to that user are instantaneously reassigned to the remaining party's streaming, and the listener never experiences an interruption.

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

Government Regulation

Copyright Act

There are three different types of copyrights for the various uses of recorded music:

•

rights to a composition maintained by publishers;

•

rights to a specific recording maintained by records labels; and

•

rights to an individual performance of the corporation by an artist managed by performing rights organizations.

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

•

The transmission must be initiated by a person other than the provider.

•

The transmission, routing, provision of connections, or copying must be carried out by an automatic technical process without selection of material by the service provider.

•

The service provider must not determine the recipients of the material.

•

Any intermediate copies must not ordinarily be accessible to anyone other than anticipated recipients, and must not be retained for longer than reasonably necessary.

•

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

•

The provider must not have the requisite level of knowledge of the infringing activity, as described below.

•

If the provider has the right and ability to control the infringing activity, it must not receive a financial benefit directly attributable to the infringing activity.

•

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

Research and Development Activities

The market for software technology has historically been characterized by frequent technological advances, evolving industry standards and escalating customer expectations.  As our Jackalope website uses iNoize's software technology, we believe that our future growth and success will be largely dependent upon iNoize's ability to develop products or improve its technology to meet the evolving needs of its prospective clients.  In conjunction with iNoize, we must continually evaluate our products to determine what additional enhancements are required by the marketplace.  If either we or iNoize are in a position to purchase or license proven products at reasonable costs, we would do so in order to avoid the time and expense involved in developing such products.  One example of this is on June 15, 2001 our Jackalope website incorporated SmartSource (TM) technology into the Jackalope software.

SmartSource (TM) technology allows for superior streaming within our Jackalope peer-to-peer network by finding multiple different sources of a chosen MP3, and then assigning each source a piece of the chosen MP3 to stream to the listener. SmartSource (TM) technology directly addresses the quality of service concerns of peer-to-peer music listening services.  A song is now streamed from many sources, which lowers the required throughput between individual sources and listeners necessary to stream CD quality music.  Also, if one of the sources disconnects from the network, another source is seamlessly substituted in, effectively resulting in an uninterruptible music stream.  Peer-to-peer music listening now offers the quality of service of the central server approach, without the high costs associated with bandwidth for such a service.

The SmartSource (TM) technology also preserves the encryption process of our Jackalope service, and receives the MP3 file packets in an encrypted format and plays them as they are received.

Since inception approximately $350,000 Cdn. has been utilized for the development of the iNoize software and administrative expenses.  To date, we have supplied all of that amount.

Employees and Consultants

In the past, we operated our now dormant Jackalope website using the resources of iNoize.  As such, we do not maintain our own technical staff.  A management company, Harbour Pacific Capital Corp., controlled by one of our directors, performs administrative services on our behalf and bills us a fee for this service.  The management company provides full management services including bookkeeping services.

iNoize has five on-call consultants, three of whom are the technical founders of the website.  Two of the founders presently act in management roles for iNoize.  One of the founding members serves on the advisory board and assists with business development issues.  iNoize will increase its staffing as needed to support any increase in activity or growth in the company.  At present, iNoize does not have any activity due to a lack of funding.

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

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and that require the most subjective judgment:

•

Revenue recognition;

•

Accounting for marketable securities;

•

Impairment or disposal of long-lived assets;

•

Inventory valuation and related reserves; and

•

Deferred taxes.

Revenue recognition.  ecommerce revenue and other revenues are recognized in accordance with the terms of the specific agreement, which is generally upon delivery.  Banner advertising revenues are recognized ratably over the term of the related agreement.

Accounting for marketable securities.  We classify our investments in marketable securities as “available for sale.”  We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses are included in accumulated other comprehensive income (loss), which is reflected upon the sale of our marketable securities in the statements of operations.

Impairment or disposal of long-lived assets.  Long-lived assets are reviewed in accordance with Statement of Financial Accounting Standard (“SFAS”) 144.  Impairment or disposal of long-lived assets losses are recognized in the period the impairment or disposal occurs.  Long-lived assets are reduced to their estimated fair value.

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

Suspension of Business Activities Due to Lack of Funding

We have had to suspend all business activities and the operation of our Jackalope website as a result of our inability to raise sufficient funding for our day-to-day operations.  We have also been unable to fund the operation of iNoize, which has in turn suspended its day-to-day operations.  Due to our current inability to raise funding, we are at serious risk of our business failing and the price of our common stock may fall considerably

Need for Additional Capital and Ability To Raise Additional Capital

Neither we nor iNoize have had any revenues.  Accordingly, the development of the business of iNoize and our Jackalope website is dependent on our ability or the ability of iNoize to raise additional funds as needed.  We have been unsuccessful in raising sufficient monies to sustain our operations.  To the extent that iNoize will rely upon us for future financing, we may not be able to raise additional funds for expansion and/or growth of iNoize's business and the further development of the iNoize Technology.  Our resources are not currently sufficient for our working capital and capital expenditure requirements.  We will need to raise additional funds through public or private debt or equity financing in order to:

•

reactivate our Jackalope website and create a new user base;

•

provide sufficient funding to iNoize in order to allow it to reactivate its business and seek additional licensees;

•

take advantage of opportunities, including expansion or acquisitions of additional businesses or technologies;

•

develop new products or services; or

•

respond to competitive pressures.

If such funds are not available, our business may fail and the price of our common stock may fall considerably.  Additional financing may come in the form of private placement securities offerings or from bank financing.  If we issue additional shares to raise capital, existing shareholders will suffer a dilution of their stock ownership.  Any additional financing we may need may not be available on favourable terms or at all.  If adequate funds are not available or are not available on acceptable terms, we may not be able to reactivate our Jackalope website, take advantage of anticipated opportunities, develop new products or services or otherwise respond to unanticipated competitive pressures, and our business could be harmed.

Our Independent Auditors Have Expressed Doubts About our Ability to Continue as A Going Concern

The report of our independent auditors on our January 31, 2004 financial statements includes a note stating that our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted, with any certainty, at this time.  We have historically satisfied our capital needs primarily by issuing equity securities.  We plan to provide for our capital needs during the year ended January 31, 2005 by seeking funding by the issuance of equity securities.

Lack of Operating History in the Digital Distribution of Music

We were previously in the glass laminate and tinting industry and therefore, have little experience in the business of distributing music digitally over the Internet.  Our operations are subject to the many risks inherent in a development stage business enterprise operating in a market dependent upon new technology.  The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in a new business and the competitive environment in which we operate.  We have not earned revenues from operations, have yet to produce a profit and do not have any significant assets.  If the business of iNoize or our Jackalope website fail to achieve projected rates of market penetration, this failure could significantly affect our future cash flow. Our operating history is insufficient for an investor to rely on in making a judgment about our future performance.  We cannot be certain that our business strategy will be successful or that we will successfully address the risks and uncertainties related to our limited operating history.

No Assurance That Our Operating Results Will Be Profitable

Our lack of operating history and unproven business model make it difficult to accurately forecast our future revenues or results of operations.  We have no meaningful historical financial data upon which to base planned operating expenses, and our sales and operating results are difficult to forecast.  Despite the fact that there are other companies in the same competitive market for online music sharing, we are not aware of a model utilized by any streaming audio, peer-to-peer service currently in the market that has proven itself as a viable revenue generating model.  The following factors may cause our annual and quarterly operating results to fluctuate significantly, many of which are outside of our control:

•

the effectiveness of our sales and marketing campaign to be implemented once our business has been reactivated;

•

market acceptance of our services;

•

the amount and timing of our operating costs and capital expenditures;

•

introductions by our competitors of new or enhanced services;

•

changes in our management team and key personnel; and

•

fluctuations in general economic conditions and economic conditions specific to our industry.

One or more of these factors could materially and adversely affect gross margins and operating results in future periods.  Given our current dormant status, stage of development and level of revenues, there is no assurance that we will, at any point, attain profitability.

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

Consequences of Lapse of BMI License Agreement

The BMI License Agreement has now lapsed and, due to a lack of funding, we have had no choice but to suspend our Jackalope service until adequate funding has been received, at which point we would then seek another license agreement with BMI.  Without a license agreement with BMI we would be at risk for copyright infringement or liability for unpaid royalties for music played on our Jackalope website.  There is no guarantee that we will be able to raise the financial resources to reactivate our Jackalope website.

The Rate of Conversion of Visits to Jackalope Website into Ecommerce and Banner Advertising Revenues Remains Nil

Due to the dormant state of our Jackalope website, we have not and are not able to generate any revenues from ecommerce and banner advertising.  The number of visits to our Jackalope website is now negligible.  Should we be unable to generate any or significant revenues from ecommerce and banner advertising our business would be adversely affected and our likelihood of continuing operations will increase significantly.

Potential for Failure in our Efforts to Further iNoize's Business and the Jackalope Website

We may not be successful in our effort to further iNoize's business and our Jackalope website.  iNoize's limited stage of development, together with our limited operating history, make us subject to the risks associated with start-up companies.  For example, we have not generated any revenues and are currently experiencing cash flow difficulties.  To the extent that iNoize will rely upon us for financing, we are required to rely upon equity financing to assist iNoize in meeting any cash needs in the short term.  Such financing has not and may not be available.  In addition, we do not have an established presence in the market that iNoize and our Jackalope website intend to target and our names are not well known to consumers in that market.  There is no guarantee that iNoize will become known to consumers, or that we will ever establish a significant market presence through our Jackalope website.  Earnings revenue will depend upon the successful development of both the iNoize and Jackalope websites.  We will require additional financing to assist iNoize to further develop its proprietary software and, as discussed above, such financing may not be available when required.  Any or all of these factors may cause our stock price to fall.

Certain of Our Directors and Officers Will Only Devote Part-Time Efforts to our Business

We do not maintain our own technical staff nor do we anticipate hiring technical staff in the near future; we rely on the technical staff of iNoize.  We conduct our operations through a management company, Harbour Pacific Capital Corp., controlled by one of our directors.  The management company provides full management services including accounting and administrative support.  None of our directors and officers will dedicate full-time employment to our operations.  Upon reactivation of our business, management anticipates devoting up to twenty hours per week to our business.  Our officers have not entered into written employment agreements and are not expected to do so in the foreseeable future.  We have not obtained key man life insurance on our officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of our business and our likelihood of continuing operations.

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

Competition in the Music Distribution Industry

The digital distribution of music over the Internet is relatively new and, therefore, the market is difficult to predict in terms of the level of demand for the products and services offered by the iNoize and Jackalope websites.  In addition, this market is or likely will be, subject to intense competition from both private and public businesses nationally and/or around the world, many of which have greater financial and technical resources.  Upon reactivation iNoize and our Jackalope website will compete with more established competitors in the Internet music distribution industry and e-commerce businesses and may have difficulty establishing a significant market presence.  If iNoize and our Jackalope website are unable to compete in this marketplace, their entrance into the Internet market may fail and our stock price may fall.

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

Changes in Laws Regarding the Digital Distribution of Music

Significant changes in copyright law may make the service either illegal or unnecessary, and could result in our failure to pursue our business in the digital distribution of music.  The laws respecting the transfer of digital information over the Internet is evolving.  In 1998, the Digital Millenium Copyright Act came into force and provided some protection to service providers against liability for information or transmissions that appeared or passed through their website or servers.  However, in the future, laws may be passed that would restrict the ability of iNoize to provide services that facilitate the transfer of copyrighted files among users.  Furthermore, the impact on the music distribution businesses of iNoize and our company resulting from the decision of the US Court of Appeal that limited Napster's ability to participate in the Internet free distribution of digital music files is unknown.  iNoize and our Jackalope website may be required to restrict participation in its streaming music business to license holders that can demonstrate compliance with copyright laws.

Adverse Effects of Incorrect Financial Assumptions

Our business strategy is predicated on certain assumptions.  These assumptions will include revenue and expense projections and the occurrence of certain future events.  If the assumptions are incorrect, then our potential return on investment from our minority interest in iNoize, and any revenues derived from the Jackalope website, may be adversely affected.  Similarly, if our actual costs to assist iNoize in developing its digital distribution business exceed projected revenues, then our overall profits will be less than projected.  Therefore, any returns to investors will largely be determined by our ability to execute our plan of operation.  There are no assurances that management will be successful in executing our plan of operation.  Projections are based upon current information and extrinsic factors, such as our ability to obtain additional financing inflationary controls and market conditions.

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

Uncertainty of Market Acceptance

We expect to experience significant fluctuations in operating results in future periods due to:

•

the current inactivity of our business due to a lack of funding;

•

the ability to attract users to the iNoize and Jackalope websites;

•

the ability to produce content and/or procure licenses to music that will attract users and in turn, generate revenues;

•

intense competition from other providers of digital distribution of music over the Internet;

•

the ability to upgrade and develop systems and infrastructure in a timely and effective manner;

•

technical difficulties such as system downtime;

•

the ability to attract users at a steady rate and to maintain customer satisfaction;

•

the amount and timing of operating costs and capital expenditures relating to operations, infrastructure and expansion of the business; and

•

the amount and timing of operating costs and capital expenditures relating to the implementation of marketing programs.

Marketing Program

If we do not achieve successful results from our future marketing program for our Jackalope service to be determined once our business has been reactivated and align ourselves with companies that possess the tools to increase the quality and attractiveness of our service, we will be unable to create the user base and, thus, the advertising revenues from banner ads, pop up ads and/or stream inserted advertisements will be unachievable.  We will only be able to attract advertisers and our database information will only be viable if we are able to successfully create a significant Jackalope user base.

Key Agreements

Upon reactivation of our business, we need to procure certain key agreements:

•

A new license agreement with BMI in place of the lapsed BMI License Agreement.  We have not contacted BMI for a new license agreement due to the dormant status of our business.

•

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

•

In order to comply with the terms of any licensing agreements for music content, we will need to procure an agreement with a company that has audio tracking software that can be integrated into our Jackalope website to properly track all of the songs that are streamed over our Jackalope website, which information can then be provided to the licensors.  If we are unable to include tracking software on our Jackalope website, we will not be able to fulfill the terms of any licensing agreements and, thus, would not have the ability to provide music content.

•

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

Item 2.  Description of Properties.

Our principal executive offices are located in Old Lyme, Connecticut where we utilize approximately 300 square feet.  We also maintain corporate offices in Vancouver, British Columbia where we rent approximately 800 square feet at a monthly rent of $850 US ($1,150 Cdn).

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

There is a limited public market for our common shares. Our common shares trade on the NEX, a new board of the TSX Venture Exchange ("TSX") under the symbol "QVI".  Our shares also trade on the Berlin Stock Exchange Unofficial Regulated Market under the trading symbol "IQ4" and on the Frankfurt Stock Exchange.  We have been assigned the trading symbol "IQNW" by the NASD, but do not currently trade in the United States.  However, we intend to apply to be quoted on the NASD's Over-the-Counter Bulletin Board in the future.

The following table shows the high and low sales prices (in US dollars) of our common shares as reported by the TSX (up to and including October 27th, 2003) and on NEX (from October 28th to present) for the periods indicated.

NEX (Symbol “QVI”)

Period

High

Low

(US$)

(US$)

Quarter ended April 30, 2002

0.17

0.13

Quarter ended July 31, 2002

0.11

0.05

Quarter ended October 31, 2002

0.03

0.03

Quarter ended January 31, 2003

0.03

0.02

Quarter ended April 30, 2003

0.03

0.02

Quarter ended July 31, 2003

0.08

0.07

Quarter ended October 31, 2003

0.11

0.10

Quarter ended January 31, 2004

0.14

0.12

Period ended April 23, 2004

0.09

0.09

There is no public trading market for the shares of iNoize.

As at April 26, 2004, we had approximately 356 registered stockholders holding 2,525,124 common shares.

To date, we have not paid any dividends on our common shares and do not expect to declare or pay any dividends on such common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by the Board of Directors.

There were no sales of securities made by us during the year ended January 31, 2004.

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

Plan of Operation

Our plans over the next twelve months consist primarily of raising equity financing in order to reactivate our business and provide funding to iNoize or, alternatively, to seek the acquisition of a new business.

We do not have sufficient working capital to meet our current cash requirements.  Management will be seeking to arrange additional equity financing in the upcoming months.  In the event that the management is unable to raise sufficient funding, then our current cash requirements will be met by way of shareholder loans.  Any funds raised will be used to reactivate our business and provide funding for iNoize.  Upon reactivation of our business, we will utilize any additional capital on continuing development of the iNoize software, creation or licensing of music tracking software, marketing, general and administrative expenses and, to the extent that iNoize will rely upon us for financing, software development and maintenance.  The quantity of funds to be raised and the terms of any equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise.  Specific plans related to marketing and any additional software development will be devised once financing has been completed and management knows what funds will be available for these purposes.  If additional financing is unavailable, iNoize will, to the extent possible, rely on revenue generated from licensing agreements and other sources identified above to meet its financial needs; similarly, we will rely upon revenues generated from our ecommerce links and banner advertisements.  There is no guarantee, however, that we will meet working capital requirements on a continued basis.

Results of Operations

We incurred a loss before comprehensive items of $64,852 for the year ended January 31, 2004, compared to a loss of $196,710 for the year ended January 31, 2003.  The decreased operating expenses incurred during the year ended January 31, 2004 compared with the operating expenses incurred during the year ended January 31, 2003 was primarily due to decreased activity which reduced filing fees, office and general expenses, professional fees, product marketing and website maintenance.

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

Liquidity and Capital Resources

We had cash of $335 as of January 31, 2004, compared to $17,666 at January 31, 2003, a decrease of $17,331.  We do not have sufficient funds on hand for our current operations.  Our management has continued to provide capital and will finance current operations through equity financings.  We anticipate that we will operate at a loss for the foreseeable future.  We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete any plan of operations.

Our capital requirements depend on numerous factors, including the rate of market acceptance of our services, our ability to maintain and expand our customer base, the level of resources devoted to developing and expanding our marketing and sales organization and our research and development activities.

Item 7.  Financial Statements.

The financial statements and supplementary financial information required to be filed under this item are presented on pages F-1 through F-19 of this Report and are incorporated herein by reference.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of January 31, 2004, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Disclosure controls and procedures are the controls and other procedures that we designed to ensure that our records, processes, summarizes and reports in a timely manner the information we must disclose in reports that we file with or submit to the SEC.  Our Chief Executive Officer and Chief Financial Officer participated in this evaluation.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position, and period of service in his present position of each director and executive officer:

Name

Age

Position

Period of Service

Christopher Desrosiers

24

Director, Chief Executive Officer and President

Since 2001

Anton J. Drescher (1)

47

Director, Chief Financial Officer and Secretary

Since 1993

Gerhard Drescher (1) (2)

41

Director

Since 2000

Norman J. Bonin (1)

48

Director

Since 2000

(1)

Member of the Audit Committee

(2)

Pursuant to our Articles, all directors serve until such time as their successor has been elected, until they resign or until they are removed by majority vote at a meeting of the Issuer's shareholders.  Officers are elected by the directors and serve until such time as their successor is appointed, until they resign or until they are removed by the directors.

Executive Officers and Directors:

Christopher Desrosiers was appointed as President in 2001.  Mr. Desrosiers has over 8 years of experience in the music industry both in the studio as an artist and producer, and also in broadcast radio holding positions in promotions, marketing, and program production. During the past 6 years to present, Mr. Desrosiers was a crew supervisor for the State of Connecticut during the summers of 1997 and 1998 while still attending university, a promotions assistant and on air personality for WQGN-Q105 radio in New London, CT from January 1999 to September 1999, and, before taking a position as Project Manager with us in September 2000, Mr. Desrosiers was most recently the Manager of Marketing and Business Development at USA Video Interactive Corp. from September 1999 to September 2000.  Mr. Desrosiers was promoted from Project Manager to President of our company in early 2001.  He holds a Bachelor's Degree in Communication Studies from the University of Rhode Island and was a member of the Lambda Pi Eta and Golden Key National Honor Societies.

Anton (Tony) J. Drescher has been our Corporate Secretary since August 12, 1993, and has also served as Director since December 1998.  During the past 5 years to present, Mr. Drescher has provided administrative and consulting services in his capacity as President and a Director of Harbour Pacific Capital Corp. since 1998 and Westpoint Management Consultants Ltd. of Vancouver, British Columbia, Canada since 1978.  Mr. Drescher also currently serves or has served as a director and/or officer of the following TSX listed companies during the last 5 years: Cal-Star Inc. ((1997 to the present), International Tower Hill Mines Ltd. (October 1991 to the present), USA Video Interactive Corp. (June 1993 to the present), Northern Pine Ventures Inc. (formerly “StorageFlow Systems Corp.”) (February 2003 to present), ACT Industrial Corporation (April 1994 to February 1998), Cardero Resource Corp. (March 1996 to April 2000) and Consolidated Team Resources Corp. (May 1994 to December 1995).  Mr. Drescher obtained a Diploma in Financial Management from the British Columbia Institute of Technology in June 1974.  He also obtained his Certified Management Accountant's designation in October 1981.

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

•

a general partner or executive officer of a business against which a bankruptcy petition was filed;

•

convicted in a criminal proceeding or is currently subject to a pending criminal proceeding;

•

subject to any order, judgement or decree of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending him/her from, or otherwise limiting his/her involvement in, any type of business, securities or banking activities; or

•

found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the SEC by Section 16 "reporting persons," including directors, certain officers, and holders of more than 10% of the outstanding common shares. We are required to disclose in this Annual Report on Form 10-KSB each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended January 31, 2004.

To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to us and written representations that no other reports were required, during the fiscal year ended January 31, 2004, our officers, directors and 10% shareholders complied with all Section 16(a) filing requirements applicable to them except as follows:

None

Code of Ethics

We have adopted a Code of Ethics and Corporate Disclosure Policy that applies to our directors, officers and employees and Corporate Governance Guidelines that applies to our directors and officers.  A copy of the Code of Ethics, Corporate Disclosure Policy and Corporate Governance Guidelines are available in print to any shareholder who requests a copy by sending a written request to our corporate secretary at #507, 837 West Hastings Street, Vancouver, British Columbia, V6C 3N6.

Audit Committee

The Audit Committee assists our Board of Directors in its oversight of the quality and integrity of our accounting, audit and reporting practices.  The Audit Committee’s role includes discussing with management our processes to manage business and financial risk and for compliance with significant applicable legal, ethical and regulatory requirements.  The Audit Committee is responsible for the appointment, replacement, compensation and oversight of the independent auditor engaged to prepare or issue audit reports on our financial statements.  The Audit Committee relies on the expertise and knowledge of management and the independent auditor in carrying out its oversight responsibilities.  The specific responsibilities in carrying out the Audit Committee’s oversight role are delineated in the Audit Committee Charter, which is attached as Exhibit 99.1 to this Form 10-KSB.

The Audit Committee of the Board of Directors consists of Anton J. Drescher, Gerhard Drescher and Norman Bonin.  Anton J. Drescher serves as Chairman.  The Board of Directors had determined that each Audit Committee member has sufficient knowledge in financial and accounting matters to serve on the Committee and that each member is an “audit committee financial expert” as defined by SEC rules.

Item 10.  Executive Compensation.

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer (CEO), and to other persons serving as executive officers as of January 31, 2004, whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers") for the last three completed fiscal years.

Long Term Compensation
	Summary Compensation Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)	LTIP Payouts	All Other Compen-sation
		$	$	$	$	$	$	$
Desrosiers, Christopher President / Director	2004 2003 2002	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	--0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Drescher, Anton J. CFO, Secretary Director	2004 2003 2002	-0- -0- -0-	-0- -0- -0-	(1) 23,878 (1) 24,214 (1) 27,553	-0- -0- -0-	--0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Bonin, Norman J. Director	2004 2003 2002	-0- -0- -0-	-0- -0- -0-	--0- -0- -0-	-0- -0- -0-	--0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Drescher, Gerhard J. Director	2004 2003 2002	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

(1)

Represents consulting fees paid to Mr. Drescher through Harbour Pacific Capital Corp., a consulting firm wholly-owned by him, for management services.  The services include financial record keeping, secretarial and receptionist duties.  It also includes bookkeeping fees of $3,478 for the year ended January 31, 2004 ($3,814 for 2003; and $7,153 for 2002).

The following table sets forth certain information concerning grants of stock options to the Named Executive Officers during the year ended January 31, 2004.

OPTION/SAR GRANTS IN LAST FISCAL YEAR
	Individual Grants				Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Market Price on Date of Grant ($/Share)	Expiration Date	0% ($)	5% ($)	10% ($)
Desrosiers, Christopher	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Drescher, Anton J.	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Bonin, Norman J.	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Drescher, Gerhard J.	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)

No stock options were granted to employees and consultants during year ended January 31, 2004.

The following table sets forth certain information concerning exercises of stock options by the Named Executive Officers during the year ended January 31, 2004 and stock options held at year end.

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End Option / SAR Values

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End Option / SAR Values
			Number of Securities Underlying Unexercised Options / SARs at Fiscal year End (#)	Value of Unexercised In-the-Money Options / SARs at Fiscal Year End ($)
Name	Shares Acquired on Exercise (#)	Value Realised ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Desrosiers, Christopher	-0-	-0-	0 / 0	N/A	/ $0
Drescher, Anton J.	-0-	-0-	0 / 0	N/A	/ $0
Bonin, Norman J.	-0-	-0-	0 / 0	N/A	/ $0
Drescher, Gerhard J.	-0-	-0-	0 / 0	N/A	/ $0

(1)

On January 31, 2004, the average of the high and low bid prices of the common shares on the NEX was $0.11 US.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of April 26, 2004, the number of outstanding common shares beneficially owned by (i) each person known to us to beneficially own more than 5% of our outstanding common shares, (ii) each director, (iii) each Named Executive Officer, and (iv) all officers and directors as a group.

Name	Common Shares Owned	Percentage of Class
Anton J. Drescher	391,178	15.49%
Edwin Molina	244,125	9.67%
Rowland Perkins	172,500	6.83%
Norman J. Bonin	162,500	6.44%
Christopher Desrosiers	25,000	0.99%
Gerhard J. Drescher	-0-	N/A
All Executive Officers and Directors as a Group (three persons)	995,303	39.42%

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)

The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Item 12.  Certain Relationships and Related Transactions.

In the year ended January 31, 2004, we paid consulting fees of $23,878 to Harbour Pacific Capital Corp., a company controlled by Anton J. Drescher, for management services.  The services include bookkeeping and financial record keeping, secretarial and receptionist duties.

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

3.18

Articles of Amendment (by Shareholders) filed July 28, 2000 (incorporated by reference from Exhibit 3.18 to the registrant's Form 10-SB).

3.19

Articles of Amendment (by Shareholders) filed October 28, 2003 regarding four for one reverse stock split and change of name from iQuest Networks Inc. to Quest Ventures Inc.

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

Jackalope Audio Inc.

Yukon

Glassmaster Industries Inc.

Nevada

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

32.2

Certification of the Chief Financial Officer pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1

Charter of the Audit Committee of the Board of Directors

Item 14.  Principle Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by Amisano Hanson, Chartered Accountants, for the audit of our annual financial statements for the years ended January 31, 2004 and 2003 and fees billed for other services rendered by Amisano Hanson, Chartered Accountants, during those periods.

Year ended January 31	2004	2003
Audit fees	$ 7,118	$ 5,813
Audit-related fees (1)	$ 0	$ 0
Tax fees (2)	$ 0	$ 0
All other fees (3)	$ 4,519	$ 4,698
Total	$11,637	$10,511

(1)

Audit-related fees consist of assurance and related services that are reasonably related to the performance of the audit of our financial statements. The category includes fees related to the performance of audits and attest services not required by statute or regulation, audits of our benefit plans, due diligence related to acquisitions, agreed-upon procedures, and accounting consultations regarding the application of generally accepted accounting principals to proposed transactions.

(2)

Tax fees consist of the aggregate fees billed for professional service rendered by Amisano Hanson, Chartered Accountants, for tax compliance, tax advice, and tax planning (domestic and international).

(3)

Other fees consist primarily of the aggregate fees billed for professional services rendered by Amisano Hanson, Chartered Accountants, related to a business continuity engagement.

Beginning in the fiscal year ended January 31, 2004, the Audit Committee reviews all audit and non-audit related fees at least annually.  The Audit Committee pre-approved all audit and non-audit related services in the year ended January 31, 2004. The Audit Committee had concluded that the provision of the non-audit services listed above is compatible with maintaining the independence of Amisano Hanson, Chartered Accountants.

#

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   April 26, 2004

QUEST VENTURES INC.

By:

/s/ Christopher Desrosiers

Christopher Desrosiers,

Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Christopher Desrosiers

Chief Executive Officer, Director

April 26, 2004

-----------------------------------

Christopher Desrosiers

/s/ Anton J. Drescher

Chief Financial Officer, Director

April 26, 2004

------------------------------------

Anton J. Drescher

/s/ Gerhard J. Drescher

Director

April 26, 2004

-----------------------------------

Gerhard J. Drescher

/s/ Norman J. Bonin

Director

April 26, 2004

-----------------------------------

Norman J. Bonin

#

Exhibit 31.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER  PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Christopher Desrosiers, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Quest Ventures Inc.;

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

April 26, 2004

/s/ Christopher Desrosiers

Christopher Desrosiers,

Chief Executive Officer

#

Exhibit 31.2

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER  PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Anton J. Drescher, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Quest Ventures Inc.;

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

April 26, 2004

/s/ Anton J. Drescher

Anton J. Drescher,

Chief Financial Officer

#

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Quest Ventures Inc. (the “Company”) on Form 10-KSB for the year ended January 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Christopher Desrosiers, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:

/s/  Christopher Desrosiers

Christopher Desrosiers,

Chief Executive Officer

April 26, 2004

#

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Quest Ventures Inc. (the “Company”) on Form 10-KSB for the year ended January 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anton J. Drescher, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:

/s/  Anton J. Drescher

Anton J. Drescher,

Chief Financial Officer

April 26, 2004

#

Exhibit 99.1

QUEST VENTURES INC.

CHARTER OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

1.

PURPOSE

The Audit Committee (the "Committee") of Quest Ventures Inc. (“Quest”) is a committee of the Board of Directors with the responsibility under the governing legislation of Quest to review the financial statements, accounting policies and reporting procedures of Quest.

The primary function of the Committee is to assist the Board of Directors in fulfilling its oversight responsibilities by reviewing the financial reports and other financial information provided by Quest to any governmental body or the public, the systems of internal controls of Quest regarding finance, accounting and legal compliance that management and the Board have established, and the auditing, accounting and financial reporting processes of Quest generally. Consistent with this function, the Committee should encourage continuous improvement of, and should foster adherence to, the policies, procedures and practices at all levels of Quest.

The primary duties and responsibilities of the Committee are to:

•

Serve as an independent and objective party to monitor the financial reporting process and the system of internal controls of Quest.

•

Monitor the independence and performance of the auditor of Quest (the “Auditor”) and the internal audit function of Quest.

•

Provide an open avenue of communication among the Auditor, financial and senior management and the Board of Directors.

The Committee will primarily fulfill these responsibilities by carrying out the activities set out in Section 4 of this Charter.

2.

COMPOSITION

•

The Committee shall be comprised of two or more directors as determined by the Board of Directors.  The composition of the Committee shall adhere to all applicable corporate and securities laws and all requirements of the stock exchanges on which shares of Quest are listed.  In particular, the composition of the Committee shall be in accordance with the U.S. Securities Exchange Act of 1934, as amended, and the required qualifications and experience of the members of the Committee, subject to any exemptions or other relief that may be granted from time to time.

•

All members of the Committee shall have a working familiarity with basic finance and accounting practices, and at least one member of the Committee shall be a "financial expert" in accordance with applicable laws and all requirements of the stock exchanges on which shares of Quest are listed.

•

Members of the Committee shall be elected by the Board at the meeting of the Board held immediately after the annual meeting of shareholders or such other times as shall be determined by the Board and shall serve until the next such meeting or until their successors shall be duly elected and qualified.

•

Any member of the Committee may be removed or replaced at any time by the Board of Directors and shall cease to be a member of the Committee as soon as such member ceases to be a director.  Subject to the foregoing, each member of the Committee shall hold such office until the next annual meeting of shareholders after his or her election as a member of the Committee.

•

The members of the Committee shall be entitled to receive such remuneration for acting as members of the Committee as the Board of Directors may from time to time determine.

3.

MEETINGS

•

The Committee may appoint one of its members to act as Chairman of the Committee.  The Chairman will appoint a secretary who will keep minutes of all meetings (the "Secretary").  The Secretary does not have to be a member of the Committee or a director and can be changed by written notice from the Chairman.

•

No business may be transacted by the Committee except at a meeting at which a quorum of the Committee is present or by a consent resolution in writing signed by all members of the Committee.  A majority of the members of the Committee shall constitute a quorum, provided that if the number of members of the Committee is an even number, one half of the number of members plus one shall constitute a quorum.

•

The Committee will meet as many times as is necessary to carry out its responsibilities, but in no event will the Committee meet less than four times a year. The Committee shall meet at least once annually with the Auditor.  As part of its duty to foster open communication, the Committee should meet at least annually with management and the Auditor in separate executive sessions to discuss any matters that the Committee or each of these parties believe should be discussed privately.  In addition, the Committee shall meet with the Auditor and management at least quarterly to review the financial statements of Quest.

•

The time at which, and the place where, the meetings of the Committee shall be held, the calling of meetings and the procedure in all respects of such meetings shall be determined by the Chairman, unless otherwise provided for in the By-Laws of Quest or otherwise determined by resolution of the Board of Directors.

•

The Committee may invite to, or require the attendance at, any meeting of the Committee, such officers and employees of Quest, legal counsel or other persons as it deems necessary in order to perform its duties and responsibilities.  They should also be requested or required to attend meetings of the Committee and make presentations to the Committee as appropriate.

•

Subject to the provisions of the governing legislation of Quest and applicable regulations the Chairman of the Committee may exercise the powers of the Committee in between meetings of the Committee.  In such event, the Chairman shall immediately report to the members of the Committee and the actions or decisions taken in the name of the Committee shall be recorded in the proceedings of the Committee.

4.

RESPONSIBILITIES AND DUTIES

To fulfill its responsibilities and duties the Committee shall:

Documents/Reports Review

•

Review and recommend for approval to the Board of Directors of Quest any revisions or updates to this Charter.  This review should be done periodically, but at least annually, as conditions dictate.

•

Review the interim unaudited quarterly financial statements and the annual audited financial statements, and the related press releases of Quest and report on them to the Board of Directors.

•

Satisfy itself, on behalf of the Board of Directors, that the unaudited quarterly financial statements and annual audited financial statements of Quest are fairly presented both in accordance with generally accepted accounting principles and otherwise, and recommend to the Board of Directors whether the quarterly and annual financial statements should be approved.

•

Satisfy itself, on behalf of the Board of Directors, that the information contained in the quarterly financial statements of Quest, annual report to shareholders and similar documentation required pursuant to the laws of the United States does not contain any untrue statement of any material fact or omit to state a material fact that is required or necessary to make a statement not misleading, in light of the circumstances under which it was made.

•

Review any reports or other financial information of Quest submitted to any governmental body, or the public, including any certification, report, opinion or review rendered by the Auditor.

•

Review, and if deemed advisable, approve all related party transactions as defined in the governing legislation of Quest.

•

Have the right, for the purpose of performing their duties: (i) to inspect all the books and records of Quest and its subsidiaries; (ii) to discuss such accounts and records and any matters relating to the financial position of Quest with the officers and auditors of Quest and its subsidiaries and the Auditor; (iii) to commission reports or supplemental information relating to the financial information; (iv) to require the Auditor to attend any or every meeting of the Committee; and (v) to engage such independent counsel and other advisors as are necessary in the determination of the Committee.

•

Permit the Board of Directors to refer to the Committee such matters and questions relating to the financial position of Quest and its affiliates or the reporting related to it as the Board of Directors may from time to time see fit.

Independent Auditor

•

Be directly and solely responsible for the appointment, compensation, and oversight of the work of the Auditor of Quest upon shareholder approval of the appointment, with such Auditor being ultimately accountable to the shareholders, the Board and the Committee.

•

Act as the Auditor's channel of direct communication to Quest. In this regard, the Committee shall, among other things, receive all reports from the Auditor of Quest, including timely reports of:

1.

all critical accounting policies and practices to be used;

2.

all alternative treatments of financial information within generally accepted accounting principles that have been discussed with the management of Quest, ramifications of the use of such alternative disclosures and treatments, and the treatment preferred by the Auditor of Quest; and

3.

other material written communications between the Auditor and the management of Quest, including, but not limited to, any management letter or schedule of unadjusted differences.

•

Satisfy itself, on behalf of the Board of Directors that the Auditor is "independent" of management, within the meaning given to such term in the rules and pronouncements of the applicable regulatory authorities and professional governing bodies.  In furtherance of the foregoing, the Committee shall request that the Auditor at least annually provide a formal written statement delineating all relationships between the Auditor and Quest, and request information from the Auditor and management to determine the presence or absence of a conflict of interest.  The Committee shall actively engage the Auditor in a dialogue with respect to any disclosed relationships or services that may impact the objectivity and independence of the Auditor. The Committee shall take, or recommend that the full Board take, appropriate action to oversee the independence of the Auditor.

•

Be responsible for pre-approving all audit and non-audit services provided by the Auditor; provided, however, that the Committee shall have the authority to delegate such responsibility to one or more of its members to the extent permitted under applicable law and stock exchange rules.

•

Review the performance of the Auditor and make recommendations to the Board of Directors as to whether or not to continue to engage the Auditor.

•

Determine and review the remuneration of the Auditor and any independent advisors (including independent counsel) to the Committee.

•

Satisfy itself, on behalf of the Board of Directors, that the internal audit function has been effectively carried out and that any matter which the Auditor wishes to bring to the attention of the Board of Directors has been addressed and that there are no "unresolved differences" with the Auditor.

Financial Reporting Process and Risk Management

•

Review the audit plan of the Auditor for the current year and review advice from the Auditor relating to management and internal controls and the responses of Quest to the suggestions made put forth.

•

Monitor the internal accounting controls, informational gathering systems and management reporting on internal controls of Quest.

•

Review with management and the Auditor the relevance and appropriateness of the accounting policies of Quest and review and approve all significant changes to such policies.

•

Satisfy itself, on behalf of the Board of Directors, that Quest has implemented appropriate systems of internal control over financial reporting and the safeguarding of the assets of Quest and other "risk management" functions (including the identification of significant risks and the establishment of appropriate procedures to manage those risks and the monitoring of corporate performance in light of applicable risks) affecting the assets of Quest, management, financial and business operations and the health and safety of employees and that these systems are operating effectively.

•

Review and approve the investment and treasury policies of Quest and monitor compliance with such policies.

•

Establish procedures for the receipt and treatment of (i) complaints received by Quest regarding accounting, controls, or auditing matters and (ii) confidential, anonymous submissions by employees of Quest as to concerns regarding questionable accounting or auditing.

Legal and Regulatory Compliance

•

Satisfy itself, on behalf of the Board of Directors, that all material statutory deductions have been withheld by Quest and remitted to the appropriate authorities.

•

Without limiting its rights to engage counsel generally, review, with the principal legal external counsel of Quest, any legal matter that could have a significant impact on the financial statements of Quest.

•

Satisfy itself, on behalf of the Board of Directors, that all regulatory compliance issues have been identified and addressed.

Budgets

•

Assist the Board of Directors in the review and approval of operational, capital and other budgets proposed by management.

General

Perform any other activities consistent with this Charter, the By-laws of Quest and governing law, as the Committee or the Board of Directors deem necessary or appropriate.

QUEST VENTURES INC.

(formerly iQuest Networks Inc.)

(A Development Stage Company)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2004 and 2003

(Stated in US Dollars)

TERRY AMISANO LTD.	AMISANO HANSON
KEVIN HANSON, CA	CHARTERED ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Stockholders,

Quest Ventures Inc.

(formerly iQuest Networks Inc.)

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Quest Ventures Inc. (formerly iQuest Networks Inc.) (A Development Stage Company) as of January 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for each of the years in the three year period ended January 31, 2004 and for the period from inception of the development stage, February 1, 1997 to January 31, 2004.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quest Ventures Inc. as of January 31, 2004 and 2003 and the results of its operations and its cash flows for each of the years in the three year period ended January 31, 2004 and for the period from inception of the development stage, February 1, 1997 to January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage, and has no established source of revenue and is dependent on its ability to raise capital from stockholders or other sources to sustain operations.  These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“Amisano Hanson”
March 21, 2004	Chartered Accountants

Comments by Auditors for Canadian Readers on U.S.- Canada Reporting Conflict

In Canada, reporting standards for auditors do not require the addition of an explanatory paragraph (following the opinion paragraph) or a reservation of opinion when the consolidated financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern and such doubt is accounted for and disclosed in accordance with Canadian generally accepted accounting principles.

Our report to the stockholders dated March 22, 2004, is expressed in accordance with United States of America reporting standards which requires an explanatory paragraph in the auditor’s report.

Vancouver, Canada	“Amisano Hanson”
March 21, 2004	Chartered Accountants

QUEST VENTURES INC.

(formerly iQuest Networks Inc.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

January 31, 2004 and 2003

(Stated in US Dollars)

ASSETS	2004	2003
Current
Cash	$ 335	$ 17,666
Amount receivable	1,189	958
Prepaid expenses	929	799

	2,453	19,423
Advance receivable – Note 4	1,150	731
Capital assets – Note 3	4,870	6,832
Investment – Note 4	1	1

	$ 8,474	$ 26,987

LIABILITIES
Current
Accounts payable and accrued liabilities – Note 7	$ 15,655	$ 6,954
Due to related parties – Note 7	40,425	5,189
Loans payable – Note 6	3,768	-

	59,848	12,143

STOCKHOLDERS' EQUITY (DEFICIENCY)
Capital stock
Authorized:
100,000,000 common shares without par value
Issued:
2,525,124 common shares (2003: 2,525,124 common shares)	5,212,211	5,212,211
Deficit accumulated during the development stages	(5,242,977)	(5,178,125)
Accumulated other comprehensive loss	(20,608)	(19,242)

	(51,374)	14,844

	$ 8,474	$ 26,987

Nature and Continuance of Operations – Note 1

Commitments – Note 5

APPROVED BY THE DIRECTORS:

“Anton J. Drescher”	“Christopher Desrosiers”
Anton J. Drescher, Director	Christopher Desrosiers, Director

SEE ACCOMPANYING NOTES

QUEST VENTURES INC.

(formerly iQuest Networks Inc.)

 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended January 31, 2004, 2003 and 2002

and February 1, 1997 (Date of Inception of Development Stage) to January 31, 2004

(Stated in US Dollars)

				February 1, 1997
				(Date of Incep-
				tion of Develop-
				ment Stage) to
	Years ended January 31,			January 31,
	2004	2003	2002	2004
General and Administrative Expenses
Amortization of capital assets	$ 1,920	$ 2,032	$ 2,742	$ 11,746
Automobile expenses	-	-	-	1,672
Consulting fees – Note 7	20,400	20,400	20,946	306,352
Filing fees	5,867	6,902	13,426	31,672
Insurance	-	-	-	1,318
Management fees – Note 7	-	-	-	87,486
Office and general – Note 7	5,022	7,751	41,318	140,460
Printing	-	-	2,602	6,989
Professional fees – Note 7	17,542	23,398	52,283	201,618
Product marketing	-	9,489	36,826	46,315
Rent	10,000	12,272	15,749	89,523
Telephone	-	4,011	6,982	42,922
Transfer agent fees	4,110	2,624	2,758	22,561
Travel and entertainment	-	-	-	43,802
Website maintenance	-	1,995	23,875	51,311

Loss before non-operating items	(64,861)	(90,874)	(219,507)	(1,085,747)

Non-operating items
Gain on settlement of accounts payable	-	-	-	15,833
Equity share of income (loss) from investment – Note 4	-	7,739	(81,288)	(113,963)
Loss on write-down of investment – Note 4	-	(111,225)	-	(111,225)
Gain on sale of subsidiary	-	-	-	200
Interest income	9	568	2,987	3,580
Severance pay – Note 7	-	-	-	(50,000)
Loss on disposal of capital assets	-	(2,918)	-	(4,318)

	9	(105,836)	(78,301)	(259,893)

Loss from continuing operations	(64,852)	(196,710)	(297,808)	(1,345,640)

QUEST VENTURES INC.

(formerly iQuest Networks Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended January 31, 2004, 2003 and 2002

and February 1, 1997 (Date of Inception of Development Stage) to January 31, 2004

(Stated in US Dollars)

				February 1, 1997
				(Date of Incep-
				tion of Develop-
				ment Stage) to
	Years ended January 31,			January 31,
	2004	2003	2002	2004

Loss from discontinued operations	-	-	-	(546,870)

Net loss for the year	(64,852)	(196,710)	(297,808)	(1,892,510)
Other comprehensive income (loss):
Foreign currency adjustments	(1,366)	3,535	(5,878)	(20,608)

Comprehensive loss	$ (66,218)	$ (193,175)	$ (303,686)	$ (1,913,118)

Basic loss per share	$ (0.03)	$ (0.08)	$ (0.13)

Weighted average shares outstanding	2,525,124	2,525,124	2,284,762

QUEST VENTURES INC.

(formerly iQuest Networks Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended January 31, 2004, 2003 and 2002

and February 1, 1997 (Date of Inception of Development Stage) to January 31, 2004

(Stated in US Dollars)

				February 1, 1997
				(Date of Incep-
				tion of Develop-
				ment Stage) to
	Years ended January 31,			January 31,
	2004	2003	2002	2004
Cash flow used in operating activities
Comprehensive loss for the year from continuing operations	$ (66,218)	$ (193,175)	$ (303,686)	$ (1,366,248)
Items not involving cash:
Amortization of capital assets	1,920	2,032	2,742	11,758
Foreign exchange	(1,258)	(2,592)	-	(12,106)
Loss on disposal of capital assets	-	2,918	-	4,318
Gain on settlement of accounts payable	-	-	-	(15,833)
Equity share of loss (income) from Investment	-	(7,739)	81,288	113,963
Gain on sale of subsidiary	-	-	-	(200)
Loss on write-down of investment	-	111,225	-	111,225
Changes in continuing operations non-cash working capital balances consist of:
Amount receivable	231	1,415	(2,306)	(25,584)
Due from related parties	-	-	-	(645,299)
Prepaid expenses	(130)	898	(784)	(4,079)
Accounts payable	8,701	(5,133)	(20,640)	41,059
Advances to subsidiary	-	-	-	(81,556)
Due to related parties	35,236	2,056	(15,451)	117,903

Net cash used in operating activities	(21,518)	(88,095)	(258,837)	(1,750,679)

Cash flow used in investing activities:
Acquisition of investment	-	-	(55,708)	(488,424)
Proceeds on disposal of capital assets	-	4,434	-	5,210
Proceeds on sale of subsidiary	-	-	-	200
Purchase of capital assets	-	-	(11,762)	(21,064)
Advance receivable	419	731	-	1,150
Notes receivable	-	42,324	(33,676)	-

Net cash provided by (used in) investing Activities	419	47,489	(101,146)	(502,928)

Cash flow provided by financing activities:
Common shares issued for cash	-	-	328,791	1,850,989
Loans payable	3,768	-	-	3,768

Net cash provided by financing activities	3,768	-	328,791	1,854,757

SEE ACCOMPANYING NOTES

QUEST VENTURES INC.

(formerly iQuest Networks Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended January 31, 2004, 2003 and 2002

and February 1, 1997 (Date of Inception of Development Stage) to January 31, 2004

(Stated in US Dollars)

				February 1, 1997
				(Date of Incep-
				tion of Develop-
				ment Stage) to
	Years ended January 31,			January 31,
	2004	2003	2002	2004

Decrease in cash during the year from continuing operations	(17,331)	(40,606)	(31,192)	(398,850)
Cash flows from discontinued operations	-	-	-	395,272

Net decrease in cash	(17,331)	(40,606)	(31,192)	(3,578)

Cash, beginning of the period	17,666	58,272	89,464	3,913

Cash, end of the period	$ 335	$ 17,666	$ 58,272	$ 335

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Non-cash Transaction – Note 10

SEE ACCOMPANYING NOTES

QUEST VENTURES INC.

(formerly iQuest Networks Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to January 31, 2004

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

QUEST VENTURES INC.

(formerly iQuest Networks Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to January 31, 2004

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

QUEST VENTURES INC.

(formerly iQuest Networks Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to January 31, 2004

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

QUEST VENTURES INC.

 (formerly iQuest Networks Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to January 31, 2004

 (Stated in US Dollars)

				Deficit
				Accumulated	Accumulated
		Common		During the	Other
	Number	Stock		Development	Comprehensive
	of Shares	Price	Amount	Stages	Income (loss)	Total
Balance, January 31, 2001 (forward), as previously reported	1,884,499		4,866,789	(4,666,549)	(16,899)	183,341
Adjustment of prior year’s figures	-		-	(17,058)	-	(17,058)

Balance January 31, 2001, as restated	1,884,499		4,866,789	(4,683,607)	(16,899)	166,283
Issued for cash:
Private placement	250,000	0.99	247,316	-	-	247,316
Share purchase warrants	392,500	0.25	98,106	-	-	98,106
Escrow cancellation	(1,875)		-	-	-	-
Net loss for the year	-		-	(297,808)	-	(297,808)
Other comprehensive loss for the year	-		-	-	(5,878)	(5,878)

Balance January 31, 2002	2,525,124		5,212,211	(4,981,415)	(22,777)	208,019
Net loss for the year	-		-	(196,710)	-	(196,710)
Other comprehensive income for the year	-		-	-	3,535	3,535

Balance, January 31, 2003	2,525,124		5,212,211	(5,178,125)	(19,242)	14,844
Net loss for the period	-		-	(64,852)	-	(64,852)
Other comprehensive income for the period	-		-	-	(1,366)	(1,366)

Balance, January 31, 2004	*2,525,124		$ 5,212,211	$ (5,242,977)	$ (20,608)	$ (51,374)

*

The number of shares issued and outstanding have been restated to give retroactive effect to a 4 old shares for 1 new share consolidation.

Quest Ventures Inc.

(formerly iQuest Networks Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

January 31, 2004 and 2003

(Stated in US Dollars)

QUEST VENTURES INC.

(formerly iQuest Networks Inc.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2004 and 2003

(Stated in U.S. Dollars)

Note 1

Nature and Continuance of Operations

Quest Ventures Inc. (formerly iQuest Networks Inc.) (the “Company”) is a public company in the development stage and is listed on the NEX Board of the TSX Venture Exchange.  Subject to securing financing, the Company will continue to develop its Jackalope Audio Website to allow music enthusiasts to access and listen to shared music files from their peers over a secure, streaming audio network that prevents downloading of files.

Quest Ventures Inc.’s corporate jurisdiction is the State of Wyoming, and it is extra-provincially registered in British Columbia and Alberta, Canada.  The Company was incorporated in British Columbia, Canada on May 26, 1981 as Force Energy Ltd.  On September 10, 1981 the Company changed its name to Force Resources Ltd.  On December 1, 1994 the Company changed its name to Force Technologies Inc. and consolidated its common shares on a five old for one new basis.  On October 1, 1997 the Company changed its name to Glassmaster Industries Inc. and forward split its common shares on a one old for two new basis.  On April 24, 1998 the Company continued its corporate jurisdiction into the state of Wyoming, United States of America.  On January 19, 2000, the Company changed its name to Interlink Systems Inc. and consolidated its common shares on a ten old for one new basis.  On August 14, 2000, the Company changed its name to iQuest Networks Inc. and consolidated its common shares on a two old for one new basis.  On October 28, 2003, the Company changed its name to Quest Ventures Inc. and consolidated its common shares on a four old for one new basis.  On October 9, 1997 the Company incorporated its wholly-owned subsidiary Glassmaster Industries Inc. (“Glassmaster”) in the State of Nevada, United States of America.  On January 15, 2001, the Company sold 100% of its interest in Glassmaster.  On March 1, 2001, the Company incorporated a wholly-owned subsidiary, Jackalope Audio Inc, under the Yukon Business Corporations Act.

These consolidated financial statements have been prepared on a going concern basis.  The Company has a working capital deficiency of $57,395 and has accumulated losses during the development stage of $5,242,977 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted, with any certainty, at this time.  The Company has historically satisfied its capital needs primarily be issuing equity securities.  Management plans to continue to provide for its capital needs during the year ended January 31, 2005 by entering into licensing agreements with companies that have secured digital distribution rights and by issuing equity securities.  These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 2

Summary of Significant Accounting Principles

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.  Except as disclosed in Note 11, these consolidated financial statements conform in all respects with generally accepted accounting principles in Canada (“GAAP”).  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involved the use of estimates which have been made using careful judgement.  Actual results may differ from these estimates.

Note 2

Summary of Significant Accounting Principles – (cont’d)

The consolidated financial statements, in management’s opinion, have been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Development Stage Company

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“FAS”) No. 7.  For the purpose of providing cumulative amounts for the statements of operations and cash flows, these amounts consider only those losses for the period from February 1, 1997 to January 31, 2004, the period in which the Company has undertaken a new development stage activity.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Jackalope Audio Inc.  All significant intercompany transactions and balances have been eliminated on consolidation.

Capital Assets and Amortization

Office equipment is recorded at cost.  The Company provides for amortization using the declining balance method at the rate of 20% per annum.

Investment

The Company’s 46 2/3% investment in the issued and outstanding shares of iNoize.com Software Ltd.  (“iNoize”) (Note 5), is accounted for by the equity method.  Under this method, the investment is initially recorded at cost and is increased for the proportionate share of any post acquisition earnings and is decreased by any post acquisition losses and dividends received.  The excess of the cost of equity investment over the underlying book value at the date of acquisition is amortized over the estimated useful lives of the underlying assets to which it is attributed.  A loss in value of an investment which is other than a temporary decline would be recognized the same as a loss in value of other long-lived assets.  Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment.

Impairment of Long-lived Assets

The Company reports the impairment of long-lived assets and certain intangibles in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”.  Certain long-lived assets and identifiable intangibles held by the Company are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Accordingly, the impairment loss is recognised in the period it is determined.

Note 2

Summary of Significant Accounting Principles – (cont.d)

Foreign Currency Translation

The Company translates amounts into the functional currency, Canadian dollars, and the reporting currency, United States dollars in accordance with FAS No. 52. “Foreign Currency Translation”.  At each balance sheet date, recorded balances that are denominated in a currency other than U.S. dollars are adjusted to reflect the current exchange rate which may give rise to a translation adjustment which is reported as a component of other comprehensive income in the equity section of the balance sheet.

Monetary assets and liabilities are translated into Canadian dollars at the exchange rate in effect at the end of the year.  Non-monetary assets and liabilities are translated at the exchange rate prevailing when the assets were acquired or the liabilities assumed.  Revenues and expenses are translated at the rate approximating the rate of exchange on the transaction date.  All exchange gains and losses on transactions denominated in currencies other than the functional currency are included in the determination of net income (loss) for the period.

Revenue Recognition

Revenue from advertising and e-commerce links will be recognized when it is earned, upon receipt of a non-cancellable contract and collectibility is reasonably assured.  Revenue recognition from these sales are net of applicable provisions for refunds, discounts and allowances.  Revenues from subscriptions to affiliates’ websites will be recorded in the same manner as revenue from advertising and e-commerce links, net of an allowance for estimated terminated subscriptions.

Website Maintenance

Website maintenance costs are expensed as incurred.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to FAS No. 109 "Accounting for Income Taxes”.  Under the assets and liability method of FAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic Loss per Share

The Company reports basic loss per share in accordance with FAS No. 128,  “Earnings per Share”.  Basic loss per share is computed using the weighted average number of common shares outstanding during the years less shares subject to repurchase.  Diluted loss per share has not been provided as it would be antidilutive.  These figures have been calculated giving retroactive effect for all forward and reverse stock splits.

Note 2

Summary of Significant Accounting Principles – (cont.d)

Financial Instruments

The carrying value of cash, amount receivable and accounts payable and accrued liabilities approximate fair value because of the short maturity of those instruments.  Due to related parties, advance receivable and loans payable also approximate fair value.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Comprehensive Loss

FAS No. 130 “Reporting Comprehensive Income”, was adopted during the year ended January 31, 2001.  The standard establishes guidelines for the reporting and display of comprehensive income and its components in consolidated financial statements.  Comprehensive loss includes foreign currency translation adjustments.  Upon adoption, all years presented were restated to show the reclassification of other comprehensive income from net loss.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying consolidated financial statements.

Note 3

Capital Assets

		2004		2003
		Accumulated
	Cost	Amortization	Net	Net
Office equipment	$ 12,606	$ 7,736	$ 4,870	$ 6,832

Note 4

Investment

By an agreement dated September 28, 2000, the Company acquired 2,500,000 common shares (33 1/3%) of iNoize by the payment of $166,889.  iNoize is an unrelated third party.  By an agreement dated May 25, 2001, the Company acquired an additional 1,875,000 common shares (13 1/3%) of iNoize for $66,665.  At January 31, 2004, the Company owns a total of 4,375,000 common shares of iNoize, representing 46 2/3% of the issued and outstanding shares of iNoize.

iNoize is developing various software applications to enable locating and sharing of personal music collections by broadband streaming over the internet.

Advance receivable consists of $1,150 (2003:  $731) with respect to payments made on behalf of iNoize.  This amount is unsecured, non-interest bearing and has no specific terms for repayment.

Note 4

Investment – (cont’d)

The difference between the amount of the cost of the investment and the amount of underlying equity in net assets at the time of the acquisitions as noted above, is $267,418.  This amount was amortized on the straight-line basis over three years.  The investment was written-down to $1 because there was an absence of an ability to recover the carrying amount of the investment and the inability of iNoize to sustain an earnings capacity which would justify the carrying amount of the investment.

	2004	2003	2002
Opening balance	$ 1	$ 100,895	$ 126,475
Acquisition cost	-	-	55,708
Equity share of income (loss)	-	7,597	(81,288)
Write-down of investment	-	(111,225)	-
Foreign exchange	-	2,734	-

Net carrying amount	$ 1	$ 1	$ 100,895

Summarized financial information for this investment at January 31, 2004 and 2003 and for the years then ended is as follows:

	2004	2003	2002
Current assets	$ 83	$ 1,427	$ 44,813
Capital assets	5,664	7,432	10,417

Total assets	$ 5,747	$ 8,859	$ 55,230

Current liabilities	$ 16,905	$ 7,068	$ 69,576
Total shareholders’ equity (deficiency)	(11,158)	1,791	(14,346)

Total liabilities and shareholders’ equity	$ 5,747	$ 8,859	$ 55,230

Net sales	$ -	$ -	$ 6,972
SR & ED expense recovery	-	28,900	52,194
General and administrative expenses	(12,691)	(21,303)	(96,520)

Net income (loss) for the year	$ (12,691)	$ 7,597	$ (37,354)

Note 5

License Agreement

By a license agreement dated November 15, 2000 and amended June 30, 2001, iNoize granted the Company a non-exclusive, world-wide intellectual property license of the iNoize Technology (“Technology”) to copy and use the Technology and to sublicense the Technology for an unlimited period.  In addition, iNoize agreed to provide management services to the Company for an unlimited period.  In consideration for the license and management services, the Company will pay royalties to iNoize of CDN$0.02 for each participating end-user, for the first 500,000 end users, and CDN$0.05 for each participating end-user thereafter.  The royalties will commence on the latter of the date the Company procures 250,000 user’s on the Jackalope website.

As at January 31, 2004, there are no royalties payable.

Note 6

Loans Payable

Loans payable are unsecured, non-interest bearing and have no specific terms for repayment.

Note 7

Related Party Transactions

The Company has incurred expenses paid to directors, former directors, officers, companies controlled by directors of the Company and companies with directors in common with the Company as follows:

				February 1, 1997
				(Date of Incep-
				tion of Develop-
				ment Stage) to
	Years ended January 31,			January 31,
	2004	2003	2002	2004
Consulting fees	$ 20,400	$ 20,400	$ 20,400	$ 295,734
Management fees	-	-	-	87,486
Office and general	-	-	-	5,387
Professional fees	3,478	3,814	7,153	37,985
Severance pay	-	-	-	50,000

	$ 23,878	$ 24,214	$ 27,553	$ 476,592

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Included in accounts payable at January 31, 2004 is $1,954 (2003:  $5,189) with respect to fees and expenses due to directors and companies controlled by directors of the Company.

Due to related parties consist of advances from a director and an insider of the Company.  These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

Note 8

Deferred Tax Assets

The following table summarizes the significant components of the Company’s deferred tax assets:

Total
Deferred Tax Assets
Net operating loss carryforward	$ 388,741

Gross deferred tax assets	$ 388,741
Valuation allowance for deferred tax asset	(388,741)

$ -

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

Note 9

Income Taxes

No provision for income taxes has been provided in these consolidated financial statements due to the net loss.  At January 31, 2004, the Company has net operating loss carryforwards, which expire commencing in 2019, totalling approximately $1,143,355 the potential tax benefit of which has not been recorded in the consolidated financial statements.

Note 10

Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.  During the year ended January 31, 2002, the Company issued 62,500 common shares pursuant to the exercise of share purchase warrants at $0.25, for subscriptions of $16,631 paid for during the year ended January 31, 2001.  This transaction has been excluded from the statement of cash flows.

Note 11

Differences Between Canadian and United States Accounting Principles

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America which differ in certain respects with those principles and practices that the Company would have followed had its consolidated financial statements been prepared in accordance with accounting principles and practices generally accepted in Canada.

Note 11

Differences Between Canadian and United States Accounting Principles – (cont’d)

The Company’s accounting principles generally accepted in the United States differ from accounting principles generally accepted in Canada as follows:

a)

Deficit

Under US GAAP, guidelines are established for the reporting and display of comprehensive income and its components in consolidated financial statements.  Comprehensive loss includes foreign currency translation adjustments.  Under Canadian GAAP, there is no difference in the presentation of comprehensive income.

The impact of the above on the consolidated financial statements is as follows:

Years ended January 31,
	2004	2003	2002
Comprehensive loss for the year per US GAAP	$ (66,218)	$ (193,175)	$ (303,686)

Net loss for the year per Canadian GAAP	$ (66,218)	$ (193,175)	$ (303,686)

Basic loss per share per Canadian GAAP	$ (0.03)	$ (0.08)	$ (0.13)

Weighted average number of shares outstanding per Canadian GAAP	2,525,124	2,525,124	2,284,762

Deficit, end of the year per US GAAP	$ (5,242,977)	$ (5,178,125)	$ (4,981,415)
Accumulated other comprehensive loss	(20,608)	(19,242)	(22,777)

Deficit, end of the year per Canadian GAAP	$ (5,263,585)	$ (5,197,367)	$ (5,004,192)