Form 10QSB
period 2004-04-30
QUEST VENTURES INC
filed 2004-06-16
CIK 1126932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(3) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  2,525,124 shares of Common Stock as at June 15th, 2004.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I  FINANCIAL INFORMATION

Item 1.

Financial Statements

GENERAL

Quest Ventures Inc.'s (the "Company") unaudited financial statements for the three months ended April 30, 2004 are included with this Form 10-QSB.  The unaudited financial statements for the three months ended April 30, 2004 include:

(a)

Balance Sheet as of April 30, 2004 and January 31, 2004;

(b)

Statement of Operations –Three months ended April 30, 2004 and April 30, 2003 and February 1, 1997 (Date of Inception of Development Stage) to April 30, 2004;

(c)

Statement of Cash Flows - Three months ended April 30, 2004 and April 30, 2003 and February 1, 1997 (Date of Inception of Development Stage) to April 30, 2004;

(d)

Statement of Stockholder's Equity - For period ended January 31, 1982 to April 30, 2004;

(e)

Notes to Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended April 30, 2004 are not necessarily indicative of the results that can be expected for the fiscal year ending January 31, 2005.  The Financial Statements have been reviewed and are on file with the Company's Auditor.

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2004

(Stated in US Dollars)

(Unaudited)

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

April 30, 2004 and January 31, 2004

(Stated in US Dollars)

(Unaudited)

	April 30,	January 31,
ASSETS	2004	2004
Current
Cash	$ 103	$ 335
Amount receivable	1,184	1,189
Prepaid expenses	624	929

	1,911	2,453
Advance receivable	1,136	1,150
Capital assets	4,496	4,870
Investment	1	1

	$ 7,544	$ 8,474

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 4	$ 21,635	$ 15,655
Due to related parties – Note 4	47,941	40,425
Loans payable	3,720	3,768

	73,296	59,848

STOCKHOLDERS' DEFICIENCY

Capital stock
Authorized:
100,000,000 common shares without par value
Issued:
2,525,124 common shares (2003: 2,525,124 common shares)	5,212,211	5,212,211
Deficit accumulated during the development stages	(5,258,085)	(5,242,977)
Accumulated other comprehensive loss	(19,878)	(20,608)

	(65,752)	(51,374)

	$ 7,544	$ 8,474

SEE ACCOMPANYING NOTES

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three months ended April 30, 2004, and 2003

and February 1, 1997 (Date of Inception of Development Stage) to April 30, 2004

(Stated in US Dollars)

(Unaudited)

			February 1, 1997
			(Date of Incep-
			tion of Develop-
	Three Months	Three Months	ment Stage) to
	April 30,	April 30,	April 30,
	2004	2003	2004
General and Administrative Expenses
Amortization of capital assets	$ 374	$ 419	$ 12,120
Automobile expenses	-	-	1,672
Consulting fees – Note 4	5,100	5,072	311,452
Filing fees	2,485	431	34,157
Insurance	-	-	1,318
Management fees – Note 4	-	-	87,486
Office and general – Note 4	974	382	141,434
Printing	-	-	6,989
Professional fees – Note 4	2,453	1,501	204,071
Product marketing	-	-	46,315
Rent	2,539	2,329	92,062
Telephone	-	-	42,922
Transfer agent fees	1,183	488	23,744
Travel and entertainment	-	-	43,802
Website maintenance	-	-	51,311

Loss before non-operating items	(15,108)	(10,622)	(1,100,855)

Non-operating items
Gain on settlement of accounts payable	-	-	15,833
Equity share of income (loss) from investment – Note 6	-	-	(113,963)
Loss on write-down of investment	-	-	(111,225)
Gain on sale of subsidiary	-	-	200
Interest income	-	8	3,580
Severance pay – Note 4	-	-	(50,000)
Loss on disposal of capital assets	-	-	(4,318)

	-	8	(259,893)

Loss from continuing operations	(15,108)	(10,614)	(1,360,748)

…/Cont’d.

QUEST VENTURES INC.

Continued

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three months ended April 30, 2004 and 2003

and February 1, 1997 (Date of Inception of Development Stage) to April 30, 2004

(Stated in US Dollars)

(Unaudited)

			February 1, 1997
			(Date of Incep-
			tion of Develop-
	Three Months	Three Months	ment Stage) to
	April 30,	April 30,	April 30,
	2004	2003	2004

Loss from discontinued operations	-	-	(546,870)

Net loss for the year	(15,108)	(10,614)	(1,907,618)
Other comprehensive income (loss):
Foreign currency adjustments	730	(475)	(19,878)

Comprehensive loss	$ (14,378)	$ (11,089)	$ (1,927,496)

Basic loss per share	$ (0.01)	$ (0.00)

Weighted average shares outstanding	2,525,124	10,100,494

QUEST VENTURES INC.

 (A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended April 30, 2004 and 2003

and February 1, 1997 (Date of Inception of Development Stage) to April 30, 2004

(Stated in US Dollars)

(Unaudited)

			February 1, 1997
			(Date of Incep-
			tion of Develop-
	Three Months	Three Months	ment Stage) to
	April 30,	April 30,	April 30,
	2004	2003	2004
Cash flow used in operating activities
Comprehensive loss for the year from continuing operations	$ (14,378)	$ (11,089)	$ (1,380,626)
Items not involving cash:
Amortization of capital assets	374	419	12,132
Foreign exchange	-	-	(12,106)
Loss on disposal of capital assets	-	-	4,318
Gain on settlement of accounts payable	-	-	(15,833)
Equity share of loss (income) from investment	-	-	113,963
Gain on sale of subsidiary	-	-	(200)
Loss on write-down of investment	-	-	111,225
Changes in continuing operations non-cash working capital balances consist of:
Amount receivable	5	495	(25,579)
Due from related parties	-	-	(645,299)
Prepaid expenses	305	(1,358)	(3,774)
Accounts payable	5,980	(2,112)	47,039
Advances to subsidiary	-	-	(81,556)
Due to related parties	7,516	212	125,419

Net cash used in operating activities	(198)	(13,433)	(1,750,877)

Cash flow used in investing activities:
Acquisition of investment	-	-	(488,424)
Proceeds on disposal of capital assets	-	-	5,210
Proceeds on sale of subsidiary	-	-	200
Purchase of capital assets	-	-	(21,064)
Advance receivable	14	-	1,164
Notes receivable	-	-	-

Net cash provided by (used in) investing activities	14	-	(502,914)

Cash flow provided by financing activities:
Common shares issued for cash	-	-	1,850,989
Loans payable	(48)	-	3,720

Net cash provided by (used in) financing activities	(48)	-	1,854,709

…/Cont’d.

SEE ACCOMPANYING NOTES

QUEST VENTURES INC.

Continued

 (A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended April 30, 2004 and 2003

and February 1, 1997 (Date of Inception of Development Stage) to April 30, 2004

(Stated in US Dollars)

(Unaudited)

February 1, 1997
(Date of Incep-
tion of Develop-
	Three Months	Three Months	ment Stage) to
	April 30,	April 30,	April 30,
	2004	2003	2004

Decrease in cash during the year from continuing operations	(232)	(13,433)	(399,082)
Cash flows from discontinued operations	-	-	395,272

Net decrease in cash	(232)	(13,433)	(3,810)

Cash, beginning of the period	335	17,666	3,913

Cash, end of the period	$ 103	$ 4,233	$ 103

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -

Income taxes	$ -	$ -

SEE ACCOMPANYING NOTES

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to April 30, 2004

(Stated in US Dollars)

(Unaudited)

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

…/Cont’d.

Continued

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to April 30, 2004

(Stated in US Dollars)

(Unaudited)

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

…/Cont’d.

Continued

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to April 30, 2004

(Stated in US Dollars)

(Unaudited)

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

…/Cont’d.

Continued

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to April 30, 2004

(Stated in US Dollars)

(Unaudited)

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

…/Cont’d.

Continued

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to April 30, 2004

(Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated	Accumulated
		Common		During the	Other
	Number	Stock		Development	Comprehensive
	of Shares	Price	Amount	Stages	Income (loss)	Total
Issued for cash:
Private placement	250,000	0.99	247,316	-	-	247,316
Share purchase warrants	392,500	0.25	98,106	-	-	98,106
Escrow cancellation	(1,875)		-	-	-	-
Net loss for the year	-		-	(297,808)	-	(297,808)
Other comprehensive loss for the year	-		-	-	(5,878)	(5,878)

Balance January 31, 2002	2,525,124		5,212,211	(4,981,415)	(22,777)	208,019
Net loss for the year	-		-	(196,710)	-	(196,710)
Other comprehensive income for the year	-		-	-	3,535	3,535

Balance, January 31, 2003	2,525,124		5,212,211	(5,178,125)	(19,242)	14,844
Net loss for the year	-		-	(64,852)	-	(64,852)
Other comprehensive income for the year	-		-	-	(1,366)	(1,366)

Balance, January 31, 2004	2,525,124		$ 5,212,211	$ (5,242,977)	$ (20,608)	$ (51,374)
Net loss for the period	-		-	(15,108)	-	(15,108)
Other comprehensive income for the period	-		-	-	730	730

Balance, April 30, 2004	*2,525,124		$ 5,212,211	$ (5,258,085)	$ (19,878)	$ (65,752)

*

The number of shares issued and outstanding have been restated to give retroactive effect to a 4 old shares for 1 new share consolidation effective October 28, 2003.

QUEST VENTURES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2004

(Unaudited)

(Stated in U.S. Dollars)

Note 1

Interim Reporting

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s January 31, 2004 annual financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s January 31, 2004 annual financial statements.

Note 2

Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  The Company has accumulated losses of $5,258,085 since its commencement and at April 30, 2004 has a working capital deficiency of $71,385.  Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3

Capital Stock

Authorized:

100,000,000 common shares without par value

Note 4

Related Party Transactions

The Company has incurred expenses paid to directors, former directors, officers, companies controlled by directors of the Company and companies with directors in common with the Company as follows:

			February 1, 1997
			(Date of Inception
	Three months ended		of Development
	April 30,		Stage) to April 30,
	2004	2003	2004
Consulting fees	$ 5,100	$ 5,072	$ 300,834
Management fees	-	-	87,486
Office and general	-	-	5,387
Professional fees	600	1,104	38,585
Severance pay	-	-	50,000

	$ 5,700	$ 6,176	$ 482,292

Note 4

Related Party Transactions – (cont’d)

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Included in accounts payable at April 30, 2004 is $2,789 (January 31, 2004:  $1,954) with respect to fees and expenses due to directors and companies controlled by directors of the Company.

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

The impact of the above on the financial statements is as follows:

Three Months ended April 30,
	2004	2003
Comprehensive loss for the year per US GAAP	$ (14,378)	$ (11,089)

Net loss for the year per Canadian GAAP	$ (14,378)	$ (11,089)

Basic loss per share per Canadian GAAP	$ (0.01)	$ (0.00)

Weighted average number of shares outstanding per Canadian GAAP	2,525,124	10,100,494

Deficit, end of the year per US GAAP	$ (5,258,085)	$ (5,188,739)
Accumulated other comprehensive loss	(19,878)	(19,717)

Deficit, end of the year per Canadian GAAP	$ (5,277,963)	$ (5,208,456)

Note 6

Equity Share of Loss From Investment

The Company has incurred losses of $Nil (2003:  $539) in respect to their 46 2/3 % equity interest in iNoize Software Inc (“iNoize”). These losses have not been included in the financial statements as they would exceed the amount of the investment on the balance sheet. The Company will record any revenue in the period it is earned if iNoize returns to profitability.

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

Results of Operations

We incurred a loss before comprehensive items of US $15,108 for the three months ended April 30, 2004, compared to a loss of US $10,614 for the three months ended April  30,  2003.  The increased operating expenses incurred during the three months ended April 30, 2004 compared with the operating expenses incurred during the three months ended April 30, 2003 was primarily for filing fees and transfer agent fees.

We do not anticipate receiving any revenues until such time as our business is reactivated and build our customer base, thereby generating ecommerce revenues or until iNoize is successful in licensing the iNoize Technology to a sufficient number of parties to generating licensing revenues.  We are engaged in business for profit, but cannot predict future profitability.

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

Liquidity and Capital Resources

We had cash of US$103 as of April 30, 2004, compared to US $4,233 at April 30, 2003, a decrease of US $4,130.  We do not have sufficient funds on hand for our current operations.  We anticipate that we will operate at a loss for the foreseeable future.  Our management has continued to provide capital through equity financing.  We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete any plan of operations.

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

Dated:  June 14th, 2004

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

June 15th, 2004

/s/ Christopher Desrosiers

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

June 15th, 2004

/s/ Anton J. Drescher

Anton J. Drescher,

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Quest Ventures Inc. (the “Company”) on Form 10-QSB for the period ended April 30th, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Christopher Desrosiers, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:

/s/  Christopher Desrosiers

Christopher Desrosiers,

Chief Executive Officer

June 15th, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Quest Ventures Inc. (the “Company”) on Form 10-QSB for the period ended April 30th, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anton J. Drescher, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:

/s/  Anton J. Drescher

Anton J. Drescher,

Chief Financial Officer

June 15th, 2004