Form 10QSB
period 2004-07-31
QUEST VENTURES INC
filed 2004-09-14
CIK 1126932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(3) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  2,525,124 shares of Common Stock as at September 14th, 2004.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I  FINANCIAL INFORMATION

Item 1.

Financial Statements

GENERAL

Quest Ventures Inc.'s (the "Company") unaudited financial statements for the six months ended July 31, 2004 are included with this Form 10-QSB.  The unaudited financial statements for the six months ended July 31, 2004 include:

(a)

Balance Sheet as of July 31, 2004 and January 31, 2004;

(b)

Statement of Operations –Six months ended July 31, 2004 and July 31, 2003 and February 1, 1997 (Date of Inception of Development Stage) to July 31, 2004;

(c)

Statement of Cash Flows - Six months ended July 31, 2004 and July 31, 2003 and February 1, 1997 (Date of Inception of Development Stage) to July 31, 2004;

(d)

Statement of Stockholder's Equity - For period ended January 31, 1982 to July 31, 2004;

(e)

Notes to Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the six months ended July 31, 2004 are not necessarily indicative of the results that can be expected for the fiscal year ending January 31, 2005.  The Financial Statements have been reviewed and are on file with the Company's Auditor.

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2004

(Stated in US Dollars)

(Unaudited)

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

July 31, 2004 and January 31, 2004

(Stated in US Dollars)

(Unaudited)

	July 31,	January 31,
	2004	2004
ASSETS
Current
Cash	$ 587	$ 335
Amount receivable	1,120	1,189
Prepaid expenses	1,359	929

	3,066	2,453
Advance receivable	1,153	1,150
Capital assets	4,115	4,870
Investment	1	1

	$ 8,335	$ 8,474

LIABILITIES
Current
Accounts payable and accrued liabilities – Note 3	$ 24,643	$ 15,655
Due to related parties – Note 3	59,711	40,425
Loans payable	5,701	3,768

	90,055	59,848

STOCKHOLDERS' DEFICIENCY
Capital stock
Authorized:
100,000,000 common shares without par value
Issued:
2,525,124 common shares (January 31, 2004: 2,525,124 common shares)	5,212,211	5,212,211
Deficit accumulated during the development stages	(5,272,904)	(5,242,977)
Accumulated other comprehensive loss	(21,027)	(20,608)

	(81,720)	(51,374)

	$ 8,335	$ 8,474

SEE ACCOMPANYING NOTES

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six months ended July 31, 2004, and 2003

and February 1, 1997 (Date of Inception of Development Stage) to July 31, 2004

(Stated in US Dollars)

(Unaudited)

					February 1, 1997
					(Date of Incep-
					tion of Develop-
	Three months ended		Six months ended		ment Stage) to
	July 31,		July 31,		July 31,
	2004	2003	2004	2003	2004

General and Administrative Expenses
Amortization of capital assets	$ 382	$ 472	$ 756	$ 891	$ 12,502
Automobile expenses	-	-	-	-	1,672
Consulting fees – Note 3	5,100	4,914	10,200	9,986	316,552
Filing fees	642	3,545	3,127	3,976	34,799
Insurance	-	-	-	-	1,318
Management fees – Note 3	-	-	-	-	87,486
Office and general – Note 3	1,553	3,521	2,527	3,905	142,987
Printing	-	-	-	-	6,989
Professional fees – Note 3	3,419	6,636	5,872	8,137	207,490
Product marketing – Note 3	-	-	-	-	46,315
Rent	2,603	2,507	5,142	4,836	94,665
Telephone	-	-	-	-	42,922
Transfer agent fees	1,120	1,309	2,303	1,797	24,864
Travel and entertainment	-	-	-	-	43,802
Website maintenance	-	-	-	-	51,311

Loss before non-operating items	(14,819)	(22,904)	(29,927)	(33,528)	(1,115,674)

Non-operating items
Gain on settlement of accounts payable	-	-	-	-	15,833
Equity share of loss from investment	-	-	-	-	(113,963)
Loss on write-down of investment	-	-	-	-	(111,225)
Gain on sale of subsidiary	-	-	-	-	200
Interest income	-	1	-	9	3,580
Severance pay – Note 3	-	-	-	-	(50,000)
Loss on disposal of capital assets	-	-	-	-	(4,318)

	-	1	-	9	(259,893)

Loss from continuing operations	(14,819)	(22,903)	(29,927)	(33,519)	(1,375,567)
Loss from discontinued operations – Schedule 1	-	-	-	-	(546,870)

Net loss for the period	(14,819)	(22,903)	(29,927)	(33,519)	(1,922,437)
Other comprehensive income (loss):
Foreign currency adjustments	(1,149)	(797)	(419)	(1,272)	(21,027)

Cont’d.

QUEST VENTURES INC.

Continued

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six months ended July 31, 2004, and 2003

and February 1, 1997 (Date of Inception of Development Stage) to July 31, 2004

(Stated in US Dollars)

(Unaudited)

February 1, 1997
(Date of Incep-
tion of Develop-
	Three months ended		Six months ended		ment Stage) to
	July 31,		July 31,		July 31,
	2004	2003	2004	2003	2004

Comprehensive loss	$ (15,968)	$ (23,700)	$ (30,346)	$ (34,791)	$(1,943,464)

Loss per share from continuing operations	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.00)

Loss per share from discontinued operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Basic loss per share	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average shares outstanding	2,525,124	10,100,494	2,525,124	10,100,494

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three and six months ended July 31, 2004, and 2003

and February 1, 1997 (Date of Inception of Development Stage) to July 31, 2004

(Stated in US Dollars)

(Unaudited)

					February 1, 1997
					(Date of Incep-
					tion of Develop-
	Three months ended		Six months ended		ment Stage) to
	July 31,		July 31,		July 31,
	2004	2003	2004	2003	2004

Cash flow used in operating activities
Comprehensive loss for the year from continuing operations	$ (15,968)	$ (23,700)	$ (30,346)	$ (34,791)	$ (1,396,594)
Items not involving cash:
Amortization of capital assets	382	472	756	891	12,514
Foreign exchange	-	-	-	-	(12,106)
Loss on disposal of capital assets	-	-	-	-	4,318
Gain on settlement of accounts payable	-	-	-	-	(15,833)
Equity share of loss (income) from investment	-	-	-	-	113,963
Gain on sale of subsidiary	-	-	-	-	(200)
Loss on write-down of investment	-	-	-	-	111,225
Changes in continuing operations non-cash working capital balances consist of:
Amounts receivable	64	(940)	69	(445)	(25,515)
Due from related parties	-	-	-	-	(645,299)
Prepaid expenses	(735)	375	(430)	(983)	(4,509)
Accounts payable	3,007	6,293	8,987	4,183	50,046

Net cash used in operating activities	(13,250)	(17,500)	(20,964)	(31,145)	(1,807,990)

Cash flow used in investing activities:
Acquisition of investment	-	-	-	-	(488,424)
Proceeds on disposal of capital assets	-	-	-	-	5,210
Proceeds on sale of subsidiary	-	-	-	-	200
Purchase of capital assets	-	-	-	-	(21,064)
Advances to subsidiary	-	-	-	-	(81,556)
Advance receivable	(17)	-	(3)	-	1,147

Net cash used in investing activities	(17)	-	(3)	-	(584,487)

Cash flow provided by financing activity:
Common shares issued for cash	-	-	-	-	1,850,989
Loans payable	1,981	-	1,933	-	5,701
Notes receivable	-	-	-	-	-
Due to related parties	11,770	14,046	19,286	14,258	137,189

Net cash provided by financing activity	13,751	14,046	21,219	14,258	1,993,879

…/Cont’d.

SEE ACCOMPANYING NOTES

QUEST VENTURES INC.

Continued

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three and six months ended July 31, 2004, and 2003

and February 1, 1997 (Date of Inception of Development Stage) to July 31, 2004

(Stated in US Dollars)

(Unaudited)

					February 1, 1997
					(Date of Incep-
					tion of Develop-
	Three months ended		Six months ended		ment Stage) to
	July 31,		July 31,		July 31,
	2004	2003	2004	2003	2004

Increase (decrease) in cash during the year from continuing operations	484	(3,454)	252	(16,887)	(398,598)
Cash flows from discontinued operations	-	-	-	-	395,272

Net increase (decrease) in cash	484	(3,454)	252	(16,887)	(3,326)
Cash, beginning of the period	103	4,233	335	17,666	3,913

Cash, end of the period	$ 587	$ 779	$ 587	$ 779	$ 587

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -	$ -

SEE ACCOMPANYING NOTES

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to July 31, 2004

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

for the period ended January 31, 1982 to July 31, 2004

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

for the period ended January 31, 1982 to July 31, 2004

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

QUEST VENTURES INC.

Continued

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to July 31, 2004

 (Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated	Accumulated
		Common		During the	Other
	Number	Stock		Development	Comprehensive
	of Shares	Price	Amount	Stages	Income (loss)	Total
Balance, January 31, 2001 (forward), as previously reported	1,884,499		4,866,789	(4,666,549)	(16,899)	183,341
Adjustment of prior year’s figures	-		-	(17,058)	-	(17,058)

Balance January 31, 2001, as restated	1,884,499		4,866,789	(4,683,607)	(16,899)	166,283
Issued for cash:
Private placement	250,000	0.99	247,316	-	-	247,316
Share purchase warrants	392,500	0.25	98,106	-	-	98,106
Escrow cancellation	(1,875)		-	-	-	-
Net loss for the year	-		-	(297,808)	-	(297,808)
Other comprehensive loss for the year	-		-	-	(5,878)	(5,878)

Balance January 31, 2002	2,525,124		5,212,211	(4,981,415)	(22,777)	208,019
Net loss for the year	-		-	(196,710)	-	(196,710)
Other comprehensive income for the year	-		-	-	3,535	3,535

Balance, January 31, 2003	2,525,124		5,212,211	(5,178,125)	(19,242)	14,844
Net loss for the year	-		-	(64,852)	-	(64,852)
Other comprehensive income for the year	-		-	-	(1,366)	(1,366)

Balance, January 31, 2004	2,525,124		5,212,211	(5,242,977)	(20,608)	(51,374)
Net loss for the period	-		-	(29,927)	-	(29,927)
Other comprehensive income for the period	-		-	-	(419)	(419)

Balance, July 31, 2004	*2,525,124		$ 5,212,211	$ (5,272,904)	$ (21,027)	$ (81,720)

The number of shares issued and outstanding have been restated to give retroactive effect to a 4 old shares for 1 new share consolidation effective October 28, 2003.

QUEST VENTURES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2004

(Stated in U.S. Dollars)

(Unaudited)

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

Note 2

Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  The Company has accumulated losses of $5,293,931 since its commencement and at July 31, 2004 has a working capital deficiency of $86,989.  Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3

Related Party Transactions

The Company has incurred expenses paid to directors, former directors, officers, companies controlled by directors of the Company and companies with directors in common with the Company as follows:

					February 1, 1997
					(Date of Inception
	Three months ended		Six months ended		of Development
	July 31,		July 31,		Stage) to July 31,
	2004	2003	2004	2003	2004
Consulting fees	$ 5,100	$ 4,914	$ 10,200	$ 9,986	$ 305,934
Management fees	-	-	-	-	87,486
Office and general	-	-	-	-	5,387
Professional fees	592	254	1,192	1,358	39,177
Severance pay	-	-	-	-	50,000

	$ 5,692	$ 5,168	$ 11,392	$ 11,344	$ 487,984

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Note 3

Related Party Transactions – (cont’d)

Included in accounts payable at July 31, 2004 is $3,478 (January 31, 2004:  $1,954) with respect to fees and expenses due to directors and companies controlled by directors of the Company.

Due to related parties consist of advances from a director and an insider of the Company.  These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

Note 4

Differences Between Canadian and United States Accounting Principles

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) which differ in certain respects with those principles and practices that the Company would have followed had its financial statements been prepared in accordance with accounting principles and practices generally accepted in Canada (“Canadian GAAP”).

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

The impact of the above on the financial statements is as follows:

Six Months ended July 31,
	2004	2003
Comprehensive loss for the year per US GAAP	$ (30,346)	$ (34,791)

Net loss for the year per Canadian GAAP	$ (30,346)	$ (34,791)

Basic loss per share per Canadian GAAP	$ (0.01)	$ (0.00)

Weighted average number of shares outstanding per Canadian GAAP	2,525,124	10,100,494

Deficit, end of the period per US GAAP	$ (5,272,904)	$ (5,211,644)
Accumulated other comprehensive loss	(21,027)	(20,514)

Deficit, end of the period per Canadian GAAP	$ (5,293,931)	$ (5,232,158)

Note 5

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

We may also consider acquiring interests in other high-technology start-up businesses by providing those businesses with access to capital as well as industry, marketing, bookkeeping and management services.  We may offer assistance and guidance in bookkeeping services as they relate to maintaining the daily books of a company, bank account reconciliations, and preparation of unaudited financial statements.  Anton J. Drescher, a director and officer of Quest, is a Certified Management Accountant in Canada and is therefore qualified to offer these types of services.  We also have two bookkeeping staff members available on a contract basis for basic bookkeeping duties.

The report of our independent auditors on our January 31, 2004 financial statements includes a note stating that our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty, at this time.  We have historically satisfied our capital needs primarily be issuing equity securities.  Our management plans to continue to provide for our capital needs during the year ended January 31, 2005 by issuing equity securities or by shareholder loans.

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

We do not have sufficient working capital to meet our current cash requirements.  Management will be seeking to arrange additional equity financing in the upcoming months.  In the event that management is unable to raise sufficient funding, then our current cash requirements will be met by way of shareholder loans.  Any funds raised will be used to reactivate our business and provide funding for iNoize.  Upon reactivation of our business, we will utilize any additional capital on continuing development of the iNoize software, creation or licensing of music tracking software, marketing, general and administrative expenses and, to the extent that iNoize will rely upon us for financing, software development and maintenance.  The quantity of funds to be raised and the terms of any equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise.  Specific plans related to marketing and any additional software development will be devised once financing has been completed and management knows what funds will be available for these purposes.  If additional financing is unavailable, iNoize will, to the extent possible, rely on revenue generated from licensing agreements and other sources identified above to meet its financial needs; similarly, we will rely upon revenues generated from our ecommerce links and banner advertisements.  There is no guarantee, however, that we will meet working capital requirements on a continued basis.

Results of Operations

We incurred a net loss of US $29,927 for the six months ended July 31, 2004, compared to a net loss of US $33,519 for the six months ended July 31, 2003.  The decrease in operating expenses incurred during the six months ended July 31, 2004 compared with the operating expenses incurred during the six months ended July 31, 2003 was primarily due to a reduction in office and general expenses and a reduction in professional fees.

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

Liquidity and Capital Resources

We had cash of US$587 as of July 31, 2004, compared to US $335 at January 31, 2004, an increase of US $252.  We do not have sufficient funds on hand for our current operations.  We anticipate that we will operate at a loss for the foreseeable future.  Our management has continued to provide capital through equity financing.  We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete any plan of operations.

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

Defaults Upon Senior Securities:

None

Item 4.

Submission of Matters to a Vote of Security Holders:

We held an annual meeting of shareholders on June 22, 2004, at our corporate office in Vancouver, British Columbia.  At the meeting the shareholders voted to:

•

re-elect Christopher Desrosiers, Anton Drescher, Gerhard Drescher and Norman Bonin as directors.  All of the 1,283,357 common shares voted for the re-election of Christopher Desrosiers, Anton Drescher, Gerhard Drescher and Norman Bonin.

•

reappoint Amisano Hanson, Chartered Accountants, as our auditors.  All of the 1,283,357 common shares voted for the re-appointment of Amisano Hanson as auditors.

•

approve a change of our primary business focus to other business opportunities, including the acquisition, exploration and development of natural resource properties, and authorized us to enter into one or more agreements that will result in the acquisition of one or more properties or businesses, in consideration for cash or common shares or any combination thereof as our Board of Directors shall approve.

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

32.2

Certification of the Chief Financial Officer pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K:

(i)

On June 24th, 2004, we announced that at our annual meeting of shareholders held on June 22, 2004, the shareholders approved the re-appointment of Christopher Desrosiers, Anton Drescher, Gerhard Drescher and Norman Bonin as our directors; the re-appointment of Amisano Hanson, Chartered Accountants as our auditors for the ensuing year; and a change of our primary business focus to other business opportunities, including the acquisition, exploration and development of natural resource properties, and authorized us to enter into one or more agreements that will result in the acquisition of one or more properties or businesses, in consideration for cash or common shares or any combination thereof as our Board of Directors shall approve

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 14th, 2004

QUEST VENTURES INC.

By:

/s/ Anton J. Drescher

Anton J. Drescher,

Chief Financial Officer

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

September 14th, 2004

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

September 14th, 2004

/s/ Anton J. Drescher

Anton J. Drescher,

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Quest Ventures Inc. (the “Company”) on Form 10-QSB for the period ended July 31st, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Christopher Desrosiers, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:

/s/  Christopher Desrosiers

Christopher Desrosiers,

Chief Executive Officer

September 14th, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Quest Ventures Inc. (the “Company”) on Form 10-QSB for the period ended July 31st, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anton J. Drescher, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:

/s/  Anton J. Drescher

Anton J. Drescher,

Chief Financial Officer

September 14th, 2004