Form 10QSB
period 2004-10-31
QUEST VENTURES INC
filed 2004-12-15
CIK 1126932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2004

[ ]

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 0-33299

QUEST VENTURES INC.

(Exact name of Small Business Issuer as specified in its charter)

                  Wyoming                                                                                                   06-1616453________

(State or other jurisdiction of

(IRS Employer

incorporation)

Identification No.)

201B - 83 Halls Road, Old Lyme, Connecticut 06371

(Address of principal executive offices)

1-800-321-8564

(Issuer’s telephone number)

iQUEST NETWORKS INC.

(Former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(3) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  2,525,124 shares of Common Stock as at December 15, 2004.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I  FINANCIAL INFORMATION

Item 1.

Financial Statements

GENERAL

Quest Ventures Inc.'s (the "Company") unaudited financial statements for the nine months ended October 31, 2004 are included with this Form 10-QSB.  The unaudited financial statements for the nine months ended October 31, 2004 include:

(a)

Balance Sheet as of October 31, 2004 and January 31, 2004;

(b)

Statement of Operations –Three months ended October 31, 2004 and October 31, 2003 and nine months ended October 31, 2004 and October 31, 2003;

(c)

Statement of Cash Flows - Three months ended October 31, 2004 and October 31, 2003 and nine months ended October 31, 2004 and October 31, 2003;

(d)

Statement of Stockholder's Equity - For period ended January 31, 1982 to October 31, 2004; and

(e)

Notes to Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine months ended October 31, 2004 are not necessarily indicative of the results that can be expected for the fiscal year ending January 31, 2005.

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2004

(Stated in US Dollars)

(Unaudited)

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

October 31, 2004 and January 31, 2004

(Stated in US Dollars)

(Unaudited)

	October 31,	January 31,
ASSETS	2004	2004
Current
Cash	$ 264	$ 335
Amount receivable	1,302	1,189
Prepaid expenses	1,021	929

	2,587	2,453
Advance receivable	1,222	1,150
Capital assets	3,715	4,870
Investment	1	1

	$ 7,525	$ 8,474

LIABILITIES
Current
Accounts payable and accrued liabilities – Note 3	$ 30,994	$ 15,655
Due to related parties – Note 3	70,496	40,425
Loans payable	6,042	3,768

	107,532	59,848

STOCKHOLDERS' DEFICIENCY
Capital stock
Authorized:
100,000,000 common shares without par value
Issued:
2,525,124 common shares (January 31, 2004: 2,525,124 common shares)	5,212,211	5,212,211
Deficit accumulated during the development stages	(5,286,741)	(5,242,977)
Accumulated other comprehensive loss	(25,477)	(20,608)

	(100,007)	(51,374)

	$ 7,525	$ 8,474

SEE ACCOMPANYING NOTES

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine months ended October 31, 2004 and 2003 and February 1, 1997 (Date of Inception of Development Stage) to October 31, 2004

(Stated in US Dollars)

(Unaudited)

					February 1, 1997
					(Date of Incep-
					tion of Develop-
	Three months ended		Nine months ended		ment Stage) to
	October 31,		October 31,		October 31,
	2004	2003	2004	2003	2004

General and Administrative Expenses
Amortization of capital assets	$ 399	$ 548	$ 1,155	$ 1,439	$ 12,901
Automobile expenses	-	-	-	-	1,672
Consulting fees – Note 3	5,100	5,314	15,300	15,300	321,652
Filing fees	1,388	864	4,515	4,839	36,187
Insurance	-	-	-	-	1,318
Management fees – Note 3	-	-	-	-	87,486
Office and general – Note 3	137	709	2,664	4,614	143,124
Printing	-	-	-	-	6,989
Professional fees – Note 3	2,308	2,160	8,180	10,297	209,798
Product marketing	-	-	-	-	46,315
Rent	2,948	2,533	8,090	7,369	97,613
Telephone	-	-	-	-	42,922
Transfer agent fees	579	1,628	2,882	3,425	25,443
Travel and entertainment	978	-	978	-	44,780
Website maintenance	-	-	-	-	51,311

Loss before non-operating items	(13,837)	(13,756)	(43,764)	(47,283)	(1,129,511)

Non-operating items
Gain on settlement of accounts payable	-	-	-	-	15,833
Equity share of loss from investment	-	-	-	-	(113,963)
Loss on write-down of investment	-	-	-	-	(111,225)
Gain on sale of subsidiary	-	-	-	-	200
Interest income	-	1	-	9	3,580
Severance pay – Note 3	-	-	-	-	(50,000)
Loss on disposal of capital assets	-	-	-	-	(4,318)

	-	1	-	9	(259,893)

Loss from continuing operations	(13,837)	(13,755)	(43,764)	(47,274)	(1,387,892)
Loss from discontinued operations	-	-	-	-	(546,870)

Net loss for the period	(13,837)	(13,755)	(43,764)	(47,274)	(1,936,274)
Other comprehensive loss:
Foreign currency adjustments	(4,450)	(613)	(4,869)	(1,885)	(25,477)

Cont’d.

SEE ACCOMPANYING NOTES

QUEST VENTURES INC.

Continued

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine months ended October 31, 2004 and 2003 and February 1, 1997 (Date of Inception of Development Stage) to October 31, 2004

(Stated in US Dollars)

(Unaudited)

February 1, 1997
(Date of Incep-
tion of Develop-
	Three months ended		Nine months ended		ment Stage) to
	October 31,		October 31,		October 31,
	2004	2003	2004	2003	2004

Comprehensive loss	$ (18,287)	$ (14,368)	$ (48,633)	$ (49,159)	$ (1,961,751)

Loss per share from continuing operations	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)

Loss per share from discontinued operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Basic loss per share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)

Weighted average shares outstanding	2,525,124	2,525,124	2,525,124	2,525,124

SEE ACCOMPANYING NOTES

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three and nine months ended October 31, 2004 and 2003 and February 1, 1997 (Date of Inception of Development Stage) to October 31, 2004

(Stated in US Dollars)

(Unaudited)

					February 1, 1997
					(Date of Incep-
					tion of Develop-
	Three months ended		Nine months ended		ment Stage) to
	October 31,		October 31,		October 31,
	2004	2003	2004	2003	2004
Cash flow used in operating activities
Comprehensive loss for the period from continuing operations	$ (18,287)	$ (14,368)	$ (48,633)	$ (49,159)	$ (1,414,881)
Items not involving cash:
Amortization of capital assets	399	548	1,155	1,439	12,913
Foreign exchange	-	-	-	-	(12,106)
Loss on disposal of capital assets	-	-	-	-	4,318
Gain on settlement of accounts payable	-	-	-	-	(15,833)
Equity share of loss (income) from investment	-	-	-	-	113,963
Gain on sale of subsidiary	-	-	-	-	(200)
Loss on write-down of investment	-	-	-	-	111,225
Changes in continuing operations non- cash working capital balances consist of:
Accounts receivable	(181)	216	(113)	(229)	(25,697)
Due from related parties	-	-	-	-	(645,299)
Prepaid expenses	338	851	(92)	(132)	(4,171)
Accounts payable and accrued liabilities	6,351	2,028	15,339	6,211	56,398
Advances to subsidiary	-	-	-	-	(81,556)
Due to related parties	10,785	11,354	30,071	25,612	147,974

Net cash provided by (used in) operating activities	(796)	629	(2,273)	(16,258)	(1,752,952)

Cash flow used in investing activities:
Acquisition of investment	-	-	-	-	(488,424)
Proceeds on disposal of capital assets	-	-	-	-	5,210
Proceeds on sale of subsidiary	-	-	-	-	200
Purchase of capital assets	-	-	-	-	(21,064)
Advance receivable	(69)	-	(72)	-	1,078
Notes receivable	-	-	-	-	-

Net cash used in investing activities	(69)	-	(72)	-	(503,000)

Cash flow provided by financing activities:
Common shares issued for cash	-	-	-	-	1,850,989
Loans payable	341	-	2,274	-	6,042

Net cash provided by financing activities	341	-	2,274	-	1,857,031

…/Cont’d.

SEE ACCOMPANYING NOTES

QUEST VENTURES INC.

Continued

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three and nine months ended October 31, 2004 and 2003 and February 1, 1997 (Date of Inception of Development Stage) to October 31, 2004

(Stated in US Dollars)

(Unaudited)

					February 1, 1997
					(Date of Incep-
					tion of Develop-
	Three months ended		Nine months ended		ment Stage) to
	October 31,		October 31,		October 31,
	2004	2003	2004	2003	2004

Decrease in cash during the year from continuing operations	(323)	629	(71)	(16,258)	(398,921)
Cash flows from discontinued operations	-	-	-	-	395,272

Net increase (decrease) in cash	(323)	629	(71)	(16,258)	(3,649)
Cash, beginning of the period	587	779	335	17,666	3,913

Cash, end of the period	$ 264	$ 1,408	$ 264	$ 1,408	$ 264

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -	$ -

SEE ACCOMPANYING NOTES

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to October 31, 2004

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

…/Cont’d.

QUEST VENTURES INC.

Continued

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to October 31, 2004

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

for the period ended January 31, 1982 to October 31, 2004

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

…/Cont’d.

QUEST VENTURES INC.

Continued

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to October 31, 2004

(Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated	Accumulated
		Common		During the	Other
	Number	Stock		Development	Comprehensive
	of Shares	Price	Amount	Stages	Income (loss)	Total
Balance, January 31, 2001 (forward), as previously reported	1,884,499		4,866,789	(4,666,549)	(16,899)	183,341
Adjustment of prior year’s figures	-		-	(17,058)	-	(17,058)

Balance January 31, 2001, as restated	1,884,499		4,866,789	(4,683,607)	(16,899)	166,283
Issued for cash:
Private placement	250,000	0.99	247,316	-	-	247,316
Share purchase warrants	392,500	0.25	98,106	-	-	98,106
Escrow cancellation	(1,875)		-	-	-	-
Net loss for the year	-		-	(297,808)	-	(297,808)
Other comprehensive loss for the year	-		-	-	(5,878)	(5,878)

Balance January 31, 2002	2,525,124		5,212,211	(4,981,415)	(22,777)	208,019
Net loss for the year	-		-	(196,710)	-	(196,710)
Other comprehensive income for the year	-		-	-	3,535	3,535

Balance, January 31, 2003	2,525,124		5,212,211	(5,178,125)	(19,242)	14,844
Net loss for the year	-		-	(64,852)	-	(64,852)
Other comprehensive loss for the year	-		-	-	(1,366)	(1,366)

Balance, January 31, 2004	2,525,124		5,212,211	(5,242,977)	(20,608)	(51,374)
Net loss for the period	-		-	(43,764)	-	(43,764)
Other comprehensive loss for the period	-		-	-	(4,869)	(4,869)

Balance, October 31, 2004	*2,525,124		$ 5,212,211	$ (5,286,741)	$ (25,477)	$ (100,007)

*

The number of shares issued and outstanding have been restated to give retroactive effect to a 4 old shares for 1 new share consolidation.

QUEST VENTURES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2004

(Stated in US Dollars)

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

Note 2

Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  The Company has accumulated losses of $5,312,218 since its commencement and at October 31, 2004, has yet to achieve profitable operations and has a working capital deficiency of $104,945.  Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted, with any certainty, at this time.  The Company has historically satisfied its capital needs primarily by issuing equity securities.  Management plans to continue to provide for its capital needs during the next twelve months by entering into licensing agreements with companies that have secured digital distribution rights and by issuing equity securities.  These interim consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 3

Related Party Transactions

The Company has incurred expenses paid to directors, former directors, officers, companies controlled by directors of the Company and companies with directors in common with the Company as follows:

					February 1, 1997
					(Date of
					Inception of
	Three months		Nine months		Development
	ended		ended		Stage) to
	October 31,	October 31,	October 31,	October 31,	October 31,
	2004	2003	2004	2003	2004
Consulting fees	$ 5,100	$ 5,341	$ 15,300	$ 15,300	$ 311,034
Management fees	-	-	-	-	87,486
Office and general	-	-	-	-	5,387
Professional fees	732	1,444	1,924	2,802	39,909
Severance pay	-	-	-	-	50,000

	$ 5,832	$ 6,758	$ 17,224	$ 18,102	$ 493,816

Note 3

Related Party Transactions  - (cont’d)

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Included in accounts payable at October 31, 2004 is $4,373 (January 31, 2004:  $1,954) with respect to fees and expenses due to directors and companies controlled by directors of the Company.

Due to related parties consist of advances from a director and an insider of the Company.  These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

Note 4

Differences Between Canadian and United States of America Accounting Principles

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America (“US GAAP”) which differ in certain respects with those principles and practices that the Company would have followed had its interim consolidated financial statements been prepared in accordance with accounting principles and practices generally accepted in Canada (“Canadian GAAP”).

The Company’s accounting principles generally accepted in the United States of America differ from accounting principles generally accepted in Canada as follows:

Deficit

Under US GAAP, guidelines are established for the reporting and display of comprehensive income and its components in interim consolidated financial statements.  Comprehensive loss includes foreign currency translation adjustments.  Under Canadian GAAP, there is no difference in the presentation of comprehensive income.

The impact of the above on the interim consolidated financial statements is as follows:

	October 31,	October 31,
	2004	2003
Comprehensive loss for the year per US GAAP	$ (48,633)	$ (49,159)

Net loss for the year per Canadian GAAP	$ (48,633)	$ (49,159)

Basic loss per share per Canadian GAAP	$ (0.01)	$ (0.02)

Weighted average number of shares outstanding per Canadian GAAP	2,525,124	2,525,124

Deficit, end of the year per US GAAP	$ (5,286,741)	$ (5,225,399)
Accumulated other comprehensive loss	(25,477)	(21,127)

Deficit, end of the year per Canadian GAAP	$ (5,312,218)	$ (5,246,526)

Note 5

Equity Share of Loss From Investment

The Company has incurred losses of $Nil (2003:  $539) in respect to their 46 2/3 % equity interest in iNoize Software Inc (“iNoize”). These losses have not been included in the financial statements as they would exceed the amount of the investment on the balance sheet. The Company will record any revenue in the period it is earned if iNoize returns to profitability.  During the nine months ended October 31, 2004 iNoize was inactive

Item 2.

  Management’s Discussion and Analysis or Plan of Operation

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

The report of our independent auditors on our January 31, 2004 financial statements includes a note stating that our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty, at this time.  We have historically satisfied our capital needs primarily be issuing equity securities.  Management plans to continue to provide for our capital needs during the year ended January 31, 2005 by issuing equity securities.

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

Results of Operations

We incurred a loss of $43,764 for the nine months ending October 31, 2004, compared to a loss of $47,274 for the nine months ending October 31, 2003.  The decrease in operating expenses incurred during the first nine months of 2004 compared with the operating expenses incurred during the first nine months of 2003 was primarily due to decreased office and general expenses of $2,664, compared to $4,614 for the period ended October 31, 2003, as well as reduced professional fees of $8,180, compared to $10,297 for the same period in 2003.

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

Liquidity and Capital Resources

We had cash of $264 as of October 31, 2004, compared to $1,408 at October 31, 2003, being a decrease of $1,144.  We do not have sufficient funds on hand for our current operations.  We anticipate that we will operate at a loss for the foreseeable future.  Our management has continued to provide capital through equity financing.  We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete any plan of operations.

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

Dated: December 15th, 2004

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

December 15th, 2004

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

December 15th, 2004

/s/ Anton J. Drescher

Anton J. Drescher,

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Quest Ventures Inc. (the “Company”) on Form 10-QSB for the periodr ended October 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Christopher Desrosiers, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:

/s/  Christopher Desrosiers

Christopher Desrosiers,

Chief Executive Officer

December 15th, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Quest Ventures Inc. (the “Company”) on Form 10-QSB for the period ended October 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anton J. Drescher, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:

/s/  Anton J. Drescher

Anton J. Drescher,

Chief Financial Officer

December 15th, 2004