Form 10KSB
period 2005-01-31
QUEST VENTURES INC
filed 2005-04-28
CIK 1126932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934.

For the fiscal year ended January 31, 2005

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the transition period from _______ to ___________.

Commission file number 0-29651

QUEST VENTURES INC.

(Exact name of registrant as specified in its charter)

Wyoming

06-1616453

(State or Other Jurisdiction of

(I.R.S. Employer Identification No.)

Incorporation of Organization)

#507, 837 West Hastings Street, Vancouver, BC

V6J 2H2

(Address of principal executive offices)

(ZIP Code)

Registrant’s telephone number, including area code:

(604) 685-1017

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

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at April 28th, 2005 (computed by reference to average of the bid and asked price on the NEX of the common shares on such date): $257,334.  Number of common shares outstanding at April 28th, 2005: 2,525,124.

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

Business Development

As a result of disappointing results from operations of our music transfer business through iNoize.com Software Ltd.  (“iNoize”), and due to our inability to raise funds, as well as iNoize’s inability to raise funding of its own, we wrote off our interest in the Shares (as defined below) during fiscal 2003.

Subsequently, by an Asset Purchase Agreement (the “Asset Purchase Agreement”), we agreed to sell to Mystic Development Corporation (“Mystic”) our 100% interest in 4,375,000 Class B voting common shares (the “Shares”) of iNoize.com Software Ltd. ("iNoize").  The 4,375,000 Shares represent a 46 2/3% minority interest in the outstanding shares of iNoize.  We also assigned to Mystic all of our interest in our wholly-owned subsidiary, Jackalope Audio, Inc., which owns the rights to the Jackalope website (www.jackalopeaudio.com).

As part of its acquisition of the Shares, Mystic has agreed to assume all of our obligations under the Technology License and Website Hosting and Management Agreement dated November 15, 2000 and amended June 30, 2001 (the “License Agreement”), whereby iNoize granted to us a non-exclusive worldwide right to use its proprietary software technology (the "iNoize Technology") under the domain name, Jackalopeaudio.com ("Jackalope").  Pursuant to the terms of the License Agreement, iNoize will provide all website hosting, technical and management services required to operate the website.  The License Agreement also permits the sublicensing of the iNoize Technology to any third party.

Mystic has agreed to assume our obligation to pay royalties to iNoize of $0.02 Cdn. for each participating end-user, for the first 500,000 end users, and $0.05 Cdn. for each participating end-user thereafter.  The royalties will commence on the date the Jackalope website has 250,000 users.

The iNoize Technology permits peer-to-peer transmission of music files in digital format over the Internet by way of streaming audio without downloading capabilities.

Mystic has also assumed our obligations under the Shareholders' Agreement dated September 28, 2000, with the shareholders of all of the issued and outstanding share capital of iNoize and iNoize (the "Shareholders' Agreement").  Pursuant to the terms of the Shareholders' Agreement, we were granted a right of first refusal on any subsequent equity or debt financings of iNoize in excess of $20,000 Cdn.  We were also granted pre-emptive rights on any transfers of shares of iNoize.

iNoize is an arm’s length private company incorporated under the laws of the Province of British Columbia.  Mystic is a private company incorporated under the laws of the State of Colorado.  Anton J. Drescher, a director and President of the Company, is the controlling shareholder, President and sole director of Mystic and accordingly, our disposition of the Shares is a non-arm’s length transaction.

At the shareholders meeting held on June 22nd, 2004, the shareholders approved a change of our primary business focus to other business opportunities, including the acquisition, exploration and development of natural resource properties.  Although we are actively seeking a resource property, no decision has been made to date.

As part of our reorganization and change of business, we will be seeking shareholder approval at our next annual meeting to a consolidation of our shares on the basis of one new share for each two old shares.

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

On January 19, 2000, we changed our name to "Interlink Systems Inc." in connection with a consolidation of our share capital on a ten old share for one new share basis.  On August 14, 2000, we changed our name from "Interlink Systems Inc." to "iQuest Networks Inc." in connection with the acquisition of our interest in iNoize.  We also concurrently effected a consolidation of our share capital on a one new share for two old shares basis.

Effective October 28th, 2003, our shares were consolidated on the basis of one new share for every four old shares, and the authorized share capital was subsequently increased from 25,000,000 common shares to 100,000,000 common shares.  In connection with the share consolidation, we changed our name to "Quest Ventures Inc.".

Pursuant to the Asset Purchase Agreement, we agreed to dispose of our former subsidiary, Jackalope Audio, Inc., a Yukon company so we no longer have any subsidiaries.

Business of Issuer

As a result of the disposition of our music transfer business pursuant to the Asset Purchase Agreement we are currently inactive.  We are in the process of seeking a new property or business, with a view to acquiring a natural resource property.  At the shareholders meeting held June 22nd, 2004, the shareholders approved a change of our primary business focus to other business opportunities, including the acquisition, exploration and development of natural resource properties, and authorized us to enter into one or more agreements that will result in the acquisition of one or more properties or businesses, in consideration for cash or common shares or any combination thereof at the discretion of our Board of Directors.

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

Employees and Consultants

We do not currently have any employees.  In a management company, Harbour Pacific Capital Corp., controlled by one of our directors, performs administrative services on our behalf and bills us a fee for this service.  The management company provides full management services including bookkeeping services.

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

•

Revenue recognition;

•

Impairment or disposal of long-lived assets; and

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

Suspension of Business Activities Due to Lack of Funding

We have had to suspend all business activities and dispose of our music transfer business as a result of our inability to raise sufficient funding for our day-to-day operations and iNoize’s inability to raise sufficient monies to fund their operations.  We were also unable to fund the operations of iNoize, which in turn suspended its day-to-day operations.  Due to our current inability to raise funding, we do not currently have any assets and the price of our common stock may fall considerably.

Need for Additional Capital and Ability To Raise Additional Capital

As a result of the disposition of our primary assets, we do not have any source of revenues.  We have been unsuccessful in raising sufficient monies to sustain our operations.  We may not be able to raise additional funds for the acquisition of a new asset or business.  Our resources are not currently sufficient for our working capital and capital expenditure requirements.  We will need to raise additional funds through public or private debt or equity financing in order to:

•

seek out and acquire another property or business;

•

provide sufficient funding to allow us to activate a new business;

•

take advantage of opportunities, including expansion or acquisitions of additional businesses or technologies; or

•

develop new products or services.

If such funds are not available, the price of our common stock may fall considerably.  Additional financing may come in the form of private placement securities offerings or from bank financing.  If we issue additional shares to raise capital, existing shareholders will suffer a dilution of their stock ownership.  Any additional financing we may need may not be available on favourable terms or at all.  If adequate funds are not available or are not available on acceptable terms, we may not be able to acquire a new business or asset.

Our Independent Auditors Have Expressed Doubts About our Ability to Continue as A Going Concern

The report of our independent auditors on our January 31, 2005 financial statements includes a note stating that our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted, with any certainty, at this time.  We have historically satisfied our capital needs primarily by issuing equity securities.  We plan to provide for our capital needs during the year ended January 31, 2006 by seeking funding by the issuance of equity securities.

Certain of Our Directors and Officers Will Only Devote Part-Time Efforts to our Business

We conduct our operations through a management company, Harbour Pacific Capital Corp., controlled by one of our directors.  The management company provides full management services including accounting and administrative support.  None of our directors and officers will dedicate full-time employment to our operations.  Upon the acquisition of a new business or asset, management anticipates devoting up to twenty hours per week to our business.  Our officers have not entered into written employment agreements and are not expected to do so in the foreseeable future.  We have not obtained key man life insurance on our officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of our business and our likelihood of continuing operations.

Ability to Retain Qualified Management Personnel

Our ability to recruit and retain capable and effective individuals is unknown.  The loss of the services of our current officers, or our inability to attract, motivate and retain highly qualified executive personnel in the future could result in the failure of or cause serious disruption to the development of our business.

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

There is a Scarcity of and Competition for Business Acquisitions

In seeking out the acquisition of a new business interests, we will be an insignificant participant in the business of seeking equity participation in entities.  However, a large number of venture capital firms are active in mergers and acquisitions of companies which may also be merger or acquisition target candidates for us.  These entities may have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we may be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business acquisition.  Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

We do not have any current plans, arrangements, agreements, or understandings to acquire other businesses at this time.

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

Item 2.  Description of Properties.

Our principal executive offices and corporate offices are located in Vancouver, British

Columbia where we rent approximately 800 square feet at a monthly rent of $930 US ($1,150 Cdn).  As a result of the disposition of iNoize and related business, we no longer maintain an office on Old Lyme, Connecticut.

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

NEX (Symbol “QVI”)

Period

High

Low

(Cdn.$)

(Cdn.$)

Quarter ended April 30, 2003*

0.03

0.03

Quarter ended July 31, 2003*

0.03

0.02

Quarter ended October 31, 2003*

0.06

0.03

Quarter ended January 31, 2004

0.20

0.135

Quarter ended April 30, 2004

0.21

0.21

Quarter ended July 31, 2004

0.21

0.11

Quarter ended October 31, 2004

0.11

0.11

Quarter ended January 31, 2005

0.32

0.135

Period ended April 28, 2005

0.24

0.12

*Trading price in US dollars and prior to the four for one consolidation, which was effective October 28, 2003.

As at April 20th, 2005, we had approximately 303 registered stockholders holding 2,525,124 common shares.

To date, we have not paid any dividends on our common shares and do not expect to declare or pay any dividends on such common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by the Board of Directors.

There were no sales of securities made by us during the year ended January 31, 2005.

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

Plan of Operation

Our plans over the next twelve months consist primarily of raising equity financing in order to seek the acquisition of a new business or asset.

We do not have sufficient working capital to meet our current cash requirements.  Management will be seeking to arrange additional equity financing in the upcoming months.  In the event that management is unable to raise sufficient funding, then our current cash requirements will be met by way of shareholder loans.  Any funds raised will be used to seek the acquisition of a new business or asset.  Upon acquiring a new business or asset, we will utilize any additional capital on development of such business or asset, and for general and administrative expenses.  The quantity of funds to be raised and the terms of any equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise.  Specific plans will be devised once financing has been completed and management knows what funds will be available for these purposes.  There is no guarantee, however, that we will meet working capital requirements on a continued basis.

Results of Operations

We incurred a loss before comprehensive items of $61,474 for the year ended January 31, 2005, compared to a loss of $64,852 for the year ended January 31, 2004.  The operating expenses incurred during the year ended January 31, 2005 were similar to those expenses incurred during the year ended January 31, 2004.  As a result of decreased activity and disposition of our primary asset, our filing fees, office and general expenses and professional fees were reduced during the years ended January 31, 2004 and January 31, 2005.

We do not anticipate receiving any revenues until such time as we are successful in acquiring a new business or asset and such business or asset is developed to the extent that revenues may be generated.  We are engaged in business for profit, but cannot predict future profitability.

We do not maintain our own staff.  A management company, Harbour Pacific Capital Corp., controlled by one of our directors, performs an administrative service on our behalf and bills us a fee for this service.  The management company provides full management services including bookkeeping services.

Liquidity and Capital Resources

We had cash of $60 as of January 31, 2005, compared to $335 at January 31, 2004, a decrease of $295.  We do not have sufficient funds on hand for our current operations.  Our management has continued to provide capital and will finance current operations through equity financings.  We anticipate that we will operate at a loss for the foreseeable future.  We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete any plan of operations.

Our capital requirements depend on numerous factors, including our ability to acquire a new business or asset, and the funding necessary to develop such business or asset to an extent that it generates revenues.

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

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of January 31, 2005, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Disclosure controls and procedures are the controls and other procedures that we designed to ensure that our records, processes, summarizes and reports in a timely manner the information we must disclose in reports that we file with or submit to the SEC.  Our Chief Executive Officer and Chief Financial Officer participated in this evaluation.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

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

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position, and period of service in his present position of each director and executive officer:

Name

Age

Position

Period of Service

Anton J. Drescher (1) (2)

48

Director, Chief Executive Officer and President

Since 1993

Gerhard Drescher (1) (2)

42

Director

Since 2000

Rowland Perkins (1) (2)

51

Director

Since 2005

Donna M. Moroney

45

Corporate Secretary and Chief Financial Officer

Since 2005

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

Executive Officers and Directors:

Anton (Tony) J. Drescher has served as Director since December 1998 and was appointed as President and Chief Executive Officer in December 2004.  During the past 5 years to present, Mr. Drescher has provided administrative and consulting services in his capacity as President and a Director of Harbour Pacific Capital Corp. since 1998 and Westpoint Management Consultants Ltd. of Vancouver, British Columbia, Canada since 1978.  Mr. Drescher also currently serves or has served as a director and/or officer of the following TSX listed companies during the last 5 years: Amanta Resources Ltd. (1997 to 2004), International Tower Hill Mines Ltd. (October 1991 to the present), USA Video Interactive Corp. (June 1993 to the present), Northern Pine Ventures Inc. (February 2003 to present), ACT Industrial Corporation (April 1994 to February 1998), Cardero Resource Corp. (March 1996 to April 2000) and Consolidated Team Resources Corp. (May 1994 to December 1995).  Mr. Drescher obtained a Diploma in Financial Management from the British Columbia Institute of Technology in June 1974.  He also obtained his Certified Management Accountant's designation in October 1981.

Gerhard (Gary) Jakob Drescher has been a Director since July 7, 2000.  From 1989 to present, Mr. Drescher has been the President of Python Technologies of Delta, British Columbia, Canada, an electronics consulting firm. Mr. Drescher has also served as Director of Amanta Resources Ltd.. (formerly "Cal-Star Inc.") (April 1994 – July 2004), and serves as a director of Northern Pine Ventures Inc. (June 2004 – present), both companies listed on the TSX.

Rowland Perkins has been a Director since January 2005.  Mr. Perkins is also a director of USA Video Interactive Corp. (January 2005 – present), and a Director of International Tower Hill Mines Ltd. (1998 – present), both TSX listed companies.  He has been President and a director of eBackup Inc., of Calgary, Alberta, since 2001.  He was previously The Alberta Regional Manager of Securitinet Storage Solutions from 1999 to 2001, Vice-President of Simul Corp. from 1997 to 1999 and President of Franchise Network from 1994 to 1997.

Donna M. Moroney has been our Corporate Secretary since January 2005.  Ms. Moroney has been a self-employed consultant, providing regulatory compliance and corporate secretary services to public companies since 1992 and has been an instructor of corporate/securities law for paralegals.  Ms. Moroney currently serves as Corporate Secretary of the following TSX listened companies:  International Tower Hill Mines Ltd. (1997 – present); U.S. Oil and Gas Resources Inc., (2003 to present), AccelRate Power Systems Inc. (2004 – present) and serves as Corporate Secretary of Garuda Capital Corp. (2004 – present), a public company reporting in the United States.

Family Relationships

Gerhard (Gary) Jakob Drescher, one of our directors is the brother of Anton (Tony) J. Drescher, a director and our President and Chief Executive Officer.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the SEC by Section 16 "reporting persons," including directors, certain officers, and holders of more than 10% of the outstanding common shares. We are required to disclose in this Annual Report on Form 10-KSB each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended January 31, 2005.

To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to us and written representations that no other reports were required, during the fiscal year ended January 31, 2005, our officers, directors and 10% shareholders complied with all Section 16(a) filing requirements applicable to them except as follows:

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

Audit Committee

The Audit Committee assists our Board of Directors in its oversight of the quality and integrity of our accounting, audit and reporting practices.  The Audit Committee’s role includes discussing with management our processes to manage business and financial risk and for compliance with significant applicable legal, ethical and regulatory requirements.  The Audit Committee is responsible for the appointment, replacement, compensation and oversight of the independent auditor engaged to prepare or issue audit reports on our financial statements.  The Audit Committee relies on the expertise and knowledge of management and the independent auditor in carrying out its oversight responsibilities.  The specific responsibilities in carrying out the Audit Committee’s oversight role are delineated in the Audit Committee Charter, which was attached as an exhibit to our Form 10-KSB for the year ended January 31, 2004.

The Audit Committee of the Board of Directors consists of Anton J. Drescher, Gerhard Drescher and Rowland Perkins.  Anton J. Drescher serves as Chairman.  The Board of Directors had determined that each Audit Committee member has sufficient knowledge in financial and accounting matters to serve on the Committee and that each member is an “audit committee financial expert” as defined by SEC rules.

Item 10.  Executive Compensation.

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer (CEO), and to other persons serving as executive officers as of January 31, 2005, whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers") for the last three completed fiscal years.

Long Term Compensation
	Summary Compensation Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)	LTIP Payouts	All Other Compen-sation
		$	$	$	$	$	$	$
Desrosiers, Christopher Former President / Director	2005 2004 2003	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	--0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Drescher, Anton J. CEO, President Director	2005 2004 2003	-0- -0- -0-	-0- -0- -0-	(1) 25,970 (1) 23,878 (1) 24,214	-0- -0- -0-	--0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Bonin, Norman J. Former Director	2005 2004 2003	-0- -0- -0-	-0- -0- -0-	--0- -0- -0-	-0- -0- -0-	--0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Drescher, Gerhard J. Director	2005 2004 2003	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Perkins, Rowland Director	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)

Represents consulting fees paid to Mr. Drescher through Harbour Pacific Capital Corp., a consulting firm wholly-owned by him, for management services.  The services include financial record keeping, secretarial and receptionist duties.  It also includes bookkeeping fees of $2,818 for the year ended January 31, 2005 ($3,478 for 2004; and $3,814 for 2003).

The following table sets forth certain information concerning grants of stock options to the Named Executive Officers during the year ended January 31, 2005.

OPTION/SAR GRANTS IN LAST FISCAL YEAR
	Individual Grants				Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Market Price on Date of Grant ($/Share)	Expiration Date	0% ($)	5% ($)	10% ($)
Desrosiers, Christopher (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Drescher, Anton J.	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Bonin, Norman (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Drescher, Gerhard	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Perkins, Rowland	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)

Christopher Desrosiers resigned as a director effective December 21, 2004.

(2)

Norman Bonin resigned as a director effective January 21, 2005.

(3)

No stock options were granted to employees and consultants during year ended January 31, 2005.

The following table sets forth certain information concerning exercises of stock options by the Named Executive Officers during the year ended January 31, 2005 and stock options held at year end.

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End Option / SAR Values

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End Option / SAR Values
			Number of Securities Underlying Unexercised Options / SARs at Fiscal year End (#)	Value of Unexercised In-the-Money Options / SARs at Fiscal Year End ($)
Name	Shares Acquired on Exercise (#)	Value Realised ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Desrosiers, Christopher (1)	-0-	-0-	0 / 0	N/A	/ $0
Drescher, Anton J.	-0-	-0-	0 / 0	N/A	/ $0
Bonin, Norman J. (2)	-0-	-0-	0 / 0	N/A	/ $0
Drescher, Gerhard J.	-0-	-0-	0 / 0	N/A	/ $0
Perkins, Rowland	-0-	-0-	0 / 0	N/A	/ $0

(1)

Christopher Desrosiers resigned as a director effective December 21, 2004.

(2)

Norman Bonin resigned as a director effective January 21, 2005.

(3)

On January 31, 2005, the average of the high and low bid prices of the common shares on the NEX was $0.2625 Cdn.

Compensation of Directors

Directors receive no compensation for their service as such.

Employment Contracts

We do not have an employment contract with the Named Executive Officers.  We have no obligation to provide any compensation to any Named Executive Officer in the event of his resignation, retirement or termination, or a change in control of the Company, or a change in any Named Executive Officers' responsibilities following a change in control.

We may in the future create retirement, pension, profit sharing and medical reimbursement plans covering its Executive Officers and Directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of April 20th, 2005, the number of outstanding common shares beneficially owned by (i) each person known to us to beneficially own more than 5% of our outstanding common shares, (ii) each director, (iii) each Named Executive Officers, and (iv) all officers and directors as a group.

Name	Common Shares Owned	Percentage of Class
Anton J. Drescher	246,178	9.75%
Ray C. Jones	134,500	5.33%
Rowland Perkins	-0-l	N/A
Gerhard J. Drescher	-0-	N/A
All Executive Officers and Directors as a Group (three persons)	380,678	15.08%

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)

The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Item 12.  Certain Relationships and Related Transactions.

In the year ended January 31, 2005, we paid consulting fees of $25,970 to Harbour Pacific Capital Corp., a company controlled by Anton J. Drescher, for management services.  The services include bookkeeping and financial record keeping, secretarial and receptionist duties.

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

(b)

Reports on Form 8-K

(i)

On December 21st, 2004, we announced that Christopher Desrosiers has resigned as a director and President of the Company in order to pursue other opportunities in the music industry.  Anton J. Drescher, a director of the Company, was elected as President in place of Mr. Desrosiers and Donna M. Moroney was appointed as Corporate Secretary.

(ii)

On January 21st, 2005 we announced that Norman J. Bonin resigned as a director.  Rowland Perkins was appointed as a director.  Mr. Perkins is the President and a director of eBackup Inc., a Calgary based company which provides customers with full back up, archiving, data management and restoration of electronic data by hard-wired or wireless internet or dedicated Virtual Private Network access to its computers and systems.

(iii)

On March 31st, 2005 we announced that we agreed to assign to Mystic our 100% interest in the Shares (the “Shares”) of iNoize.  We also assigned to Mystic all of our interest in our wholly-owned subsidiary, Jackalope Audio, Inc., which owns the rights to the Jackalope website (www.jackalopeaudio.com).

As part of its acquisition of the Shares, Mystic agreed to assume all of our obligations under the License Agreement, whereby iNoize granted a non-exclusive worldwide right to the iNoize Technology under the domain name, Jackalopeaudio.com ("Jackalope").

Mystic agreed to assume our obligation to pay royalties to iNoize of $0.02 Cdn. for each participating end-user, for the first 500,000 end users, and $0.05 Cdn. for each participating end-user thereafter.  The royalties will commence on the date the Jackalope website has 250,000 users.

Mystic also assumed our obligations under the Shareholders' Agreement.  Pursuant to the terms of the Shareholders' Agreement, we were granted a right of first refusal on any subsequent equity or debt financings of iNoize in excess of $20,000 Cdn.  We were also granted pre-emptive rights on any transfers of shares of iNoize.

iNoize is an arm’s length private company incorporated under the laws of the Province of British Columbia.  Mystic is a private company incorporated under the laws of Colorado.  Anton J. Drescher, a director and President of the Company, is the controlling shareholder, President and sole director of Mystic and accordingly, our disposition of the Shares is a non-arm’s length transaction.

At our shareholders meeting held on June 22nd, 2004, the shareholders approved a change of our primary business focus to other business opportunities, including the acquisition, exploration and development of natural resource properties.  Although we are actively seeking a resource property, no decision has been made to date.

As part of our reorganization and change of business, we will be seeking shareholder approval at our next annual meeting to a consolidation of our shares on the basis of one new share for each two old shares.

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

32.2

Certification of the Chief Financial Officer pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1

Charter of the Audit Committee of the Board of Directors (incorporated by reference from Exhibit 99.1 to  the registrant's Form 10-KSB for the year ended January 31, 2004)

Item 14.  Principle Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by Amisano Hanson, Chartered Accountants, for the audit of our annual financial statements for the years ended January 31, 2005 and 2004 and fees billed for other services rendered by Amisano Hanson, Chartered Accountants, during those periods.

Year ended January 31	2005	2004
Audit fees	$4,950	$7,234
Audit-related fees (1)	$ 0	$ 0
Tax fees (2)	$ 0	$ 0
All other fees (3)	$4,179	$4,592
Total	$9,129	$11,826

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

Beginning in the fiscal year ended January 31, 2004, the Audit Committee reviews all audit and non-audit related fees at least annually.  The Audit Committee pre-approved all audit and non-audit related services in the year ended January 31, 2005. The Audit Committee had concluded that the provision of the non-audit services listed above is compatible with maintaining the independence of Amisano Hanson, Chartered Accountants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   April 28th, 2005

QUEST VENTURES INC.

By:

/s/ Anton J. Drescher

Anton J. Drescher,

Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Anton J. Drescher

Chief Executive Officer, Director

April 28th, 2005

-----------------------------------

Anton J. Drescher

/s/ Gerhard J. Drescher

Director

April 28th, 2005

------------------------------------

Gerhard J. Drescher

/s/ Rowland Perkins

Director

April 28th, 2005

-----------------------------------

Rowland Perkins

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

April 28th, 2005

/s/ Anton J. Drescher

Anton J. Drescher,

Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER  PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Donna M. Moroney, certify that:

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

April 28th, 2005

/s/ Donna M. Moroney

Donna M. Moroney,

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Quest Ventures Inc. (the “Company”) on Form 10-KSB for the year ended January 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anton J. Drescher, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:

/s/  Anton J. Drescher

Anton J. Drescher,

Chief Executive Officer

April 28th, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Quest Ventures Inc. (the “Company”) on Form 10-KSB for the year ended January 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Donna M. Moroney, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:

/s/  Donna M. Moroney

Donna M. Moroney,

Chief Financial Officer

April 28th, 2005

QUEST VENTURES INC.

(A Development Stage Company)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2005 and 2004

(Stated in US Dollars)

A PARTNERSHIP of INCORPORATED PROFESSIONALS	AMISANO HANSON
CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Quest Ventures Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Quest Ventures Inc. (A Development Stage Company) and subsidiaries as of January 31, 2005 and 2004 and the related consolidated statements of operations, cash flows and stockholders’ deficiency for each of the years in the three year period ended January 31, 2005 and for the period from inception of the development stage, February 1, 1997 to January 31, 2005.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quest Ventures Inc. as of January 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three year period ended January 31, 2005 and for the period from inception of the development stage, February 1, 1997 to January 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	“AMISANO HANSON”
February 23, 2005, except as to Note 11, which is as of March 31, 2005	Chartered Accountants

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

Our report to the stockholders dated February 23, 2005, except as to Note 11, which is as of March 31, 2005, is expressed in accordance with the standards of the Public Company Accounting Oversight Board (United States of America), which requires an explanatory paragraph in the auditor’s report.

Vancouver, Canada	“AMISANO HANSON”
February 23, 2005, except as to Note 11, which is as of March 31, 2005	Chartered Accountants

QUEST VENTURES INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

January 31, 2005 and 2004

(Stated in US Dollars)

ASSETS		2005	2004
Current
Cash		$ 60	$ 335
Amount receivable		2,196	1,189
Prepaid expenses		898	929
		3,154	2,453
Advance receivable – Note 4		-	1,150
Equipment – Note 3		3,300	4,870
Investment – Note 4		-	1
		$ 6,454	$ 8,474

LIABILITIES
Current
Accounts payable and accrued liabilities – Note 7		$ 36,323	$ 15,655
Due to related parties – Note 7		83,331	40,425
Loans payable – Note 6		6,072	3,768
		125,726	59,848
STOCKHOLDERS' DEFICIENCY
Capital stock
Authorized:
100,000,000	common shares without par value
Issued:
2,525,124 common shares (2004: 2,525,124 common shares)		5,212,211	5,212,211
Deficit accumulated during the development stages		(5,304,451)	(5,242,977)
Accumulated other comprehensive loss		(27,032)	(20,608)
		(119,272)	(51,374)
		$ 6,454	$ 8,474

Nature and Continuance of Operations – Note 1

Commitments – Note 5

Subsequent Events – Note 11

APPROVED BY THE DIRECTORS:
“Anton J. Drescher”	Director	“Rowland Perkins”	Director
Anton J. Drescher		Rowland Perkins

SEE ACCOMPANYING NOTES

QUEST VENTURES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended January 31, 2005, 2004 and 2003

and February 1, 1997 (Date of Inception of Development Stage) to January 31, 2005

(Stated in US Dollars)

				February 1, 1997
				(Date of
				Inception of
				Development
				Stage) to
	Years	ended	January 31,	January 31,
	2005	2004	2003	2005
General and Administrative Expenses
Amortization of capital assets	$ 1,570	$ 1,920	$ 2,032	$ 3,328
Automobile expenses	-	-	-	1,672
Consulting fees – Note 7	23,152	20,400	20,400	329,504
Filing fees	5,695	5,867	6,902	37,367
Insurance	-	-	-	1,318
Management fees – Note 7	-	-	-	87,486
Office and general – Note 7	2,933	5,022	7,751	143,381
Printing	-	-	-	6,989
Professional fees – Note 7	11,737	17,542	23,398	213,355
Product marketing	-	-	9,489	46,315
Rent	10,650	10,000	12,272	100,173
Telephone	-	-	4,011	42,922
Transfer agent fees	3,562	4,110	2,624	26,123
Travel and entertainment	998	-	-	44,800
Website maintenance	-	-	1,995	51,311
Loss before non-operating items	(60,297)	(64,861)	(90,874)	(1,146,044)
Non-operating items
Gain on settlement of accounts payable	-	-	-	15,833
Equity share of income (loss) from investment – Note 4	-	-	7,739	(113,963)
Loss on write-down of investment and advances – Note 4	(1,177)	-	(111,225)	(112,462)
Gain on sale of subsidiary	-	-	-	200
Interest income	-	9	68	3,580
Severance pay – Note 7	-	-	-	(50,000)
Loss on disposal of capital assets	-	-	(2,918)	(4,318)
	(1,177)	9	(105,836)	(261,070)
Loss from continuing operations	(61,474)	(64,852)	(196,710)	(1,407,114)

…/Cont’d.

SEE ACCOMPANYING NOTES

QUEST VENTURES INC.

Continued

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended January 31, 2005, 2004 and 2003

and February 1, 1997 (Date of Inception of Development Stage) to January 31, 2005

(Stated in US Dollars)

				February 1, 1997
				(Date of
				Inception of
				Development
				Stage) to
	Years	ended	January 31,	January 31,
	2005	2004	2003	2005

Loss from discontinued operations	-	-	-	(546,870)

Net loss for the year	(61,474)	(64,852)	(196,710)	(1,953,984)

Other comprehensive income (loss):
Foreign currency adjustments	(6,424)	(1,366)	3,535	(27,032)

Comprehensive loss	$ (67,898)	$ (66,218)	$ (193,175)	$ (1,981,016)

Basic loss per share	$ (0.02)	$ (0.03)	$ (0.08)

Weighted average shares outstanding	2,525,124	2,525,124	2,525,124

SEE ACCOMPANYING NOTES

QUEST VENTURES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended January 31, 2005, 2004 and 2003

and February 1, 1997 (Date of Inception of Development Stage) to January 31, 2005

(Stated in US Dollars)

				February 1, 1997
				(Date of
				Inception of
				Development
				Stage) to
	Years ended January 31,			January 31,
	2005	2004	2003	2005
Cash flow used in operating activities
Net loss for the year from continuing operations	$ (61,474)	$ (64,852)	$ (196,710)	$ (1,407,114)
Items not involving cash:
Amortization of capital assets	1,570	1,920	2,032	13,328
Foreign exchange	-	(1,258)	(2,592)	(12,106)
Loss on disposal of capital assets	-	-	2,918	4,318
Gain on settlement of accounts payable	-	-	-	(15,833)
Equity share of loss (income) from investment	-	-	(7,739)	113,963
Gain on sale of subsidiary	-	-	-	(200)
Loss on write-down of investment and advances	1,177	-	111,225	112,402
Changes in continuing operations non-cash working capital balances consist of:
Amount receivable	(1,007)	231	1,415	(26,591)
Due from related parties	-	-	-	(645,299)
Prepaid expenses	31	(130)	898	(4,048)
Accounts payable	20,668	8,701	(5,133)	61,727
Advances to subsidiary	-	-	-	(81,556)
Due to related parties	42,906	35,236	2,056	160,809
Net cash provided by (used in) operating activities	3,871	(20,152)	(91,630)	(1,726,200)
Cash flow provided by (used in) investing activities:
Acquisition of investment	-	-	-	(488,424)
Proceeds on disposal of equipment	-	-	4,434	5,210
Proceeds on sale of subsidiary	-	-	-	200
Purchase of capital assets	-	-	-	(21,064)
Repayment of (increase in) advance receivable	(26)	419	731	1,124
Repayment of notes receivable	-	-	42,324	-
Net cash provided by (used in) investing activities	(26)	419	47,489	(502,954)

Cash flow provided by financing activities:
Common shares issued for cash	-	-	-	1,850,989
Loans payable	2,304	3,768	-	6,072
Net cash provided by financing activities	2,304	3,768	-	1,857,061
Effect of foreign currency translation	(6,424)	(1,366)	3,535	(27,032)

…/Cont’d.

SEE ACCOMPANYING NOTES

QUEST VENTURES INC.

Continued

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended January 31, 2005, 2004 and 2003

and February 1, 1997 (Date of Inception of Development Stage) to January 31, 2005

(Stated in US Dollars)

				February 1, 1997
				(Date of
				Inception of
				Development
				Stage) to
	Years ended January 31,			January 31,
	2005	2004	2003	2005

Decrease in cash during the year from continuing operations	(275)	(17,331)	(40,606)	(399,125)
Cash flows from discontinued operations	-	-	-	395,272

Net decrease in cash	(275)	(17,331)	(40,606)	(3,853)

Cash, beginning of the period	335	17,666	58,272	3,913

Cash, end of the period	$ 60	$ 335	$ 17,666	$ 60

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Non-cash Transaction – Note 10

SEE ACCOMPANYING NOTES

QUEST VENTURES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to January 31, 2005

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

…/Cont’d.

QUEST VENTURES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to January 31, 2005

 (Stated in US Dollars)

				Deficit
				Accumulated	Accumulated
		Common		During the	Other
	Number	Stock		Development	Comprehensive
	of Shares	Price	Amount	Stages	Income (loss)	Total

Issued for private placement 1995	5,000	14.57	72,854			72,854
Issued for private placement 1995	30,000	7.29	218,563			218,563
Exercise of share purchase warrants 1995	2,500	7.29	18,214			18,214
Exercise of share purchase warrants 1995	2,000	14.57	29,142			29,142
Exercise of share purchase warrants 1995	375	14.57	5,464			5,464
Exercise of share purchase warrants 1995	1,000	7.29	7,285			7,285
Issued for private placement 1996	13,125	7.24	95,014			95,014
Exercise of share purchase warrants 1996	3,750	9.05	33,934			33,934
Exercise of share purchase warrants 1996	2,625	18.10	47,507			47,507
Exercise of share purchase warrants 1997	13,125	7.22	94,806			94,806
Exercise of share purchase options 1997	16,500	2.89	47,674			47,674
Net loss from inception to January 31, 1997	-		-	(3,350,470)	-	(3,350,470)
Other comprehensive income from inception to January 31, 1997	-		-		3	3

Balance January 31, 1997	194,749		3,361,222	(3,350,470)	3	10,755
Issued for cash:
Private placement	50,000	5.75	287,294		-	287,294
Share purchase options	9,625	7.18	69,130		-	69,130
Share subdivision – 2 shares for 1 share	-		-		-
Issued for cash:
Private placement	31,250	5.75	179,559		-	179,559
Net loss for year	-		-	(574,492)	-	(574,492)
Other comprehensive loss for the year	-		-	-	(12,347)	(12,347)

…/Cont’d.

SEE ACCOMPANYING NOTES

QUEST VENTURES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to January 31, 2005

(Stated in US Dollars)

				Deficit
				Accumulated	Accumulated
		Common		During the	Other
	Number	Stock		Development	Comprehensive
	of Shares	Price	Amount	Stages	Income (loss)	Total

Balance January 31, 1998	285,624		3,897,205	(3,924,962)	(12,344)	(40,101)
Issued for cash:
Share purchase warrants	49,375	6.17	304,866	-	-	304,866
Share purchase warrants	12,500	5.37	67,114	-	-	67,114
Share purchase options	11,375	6.71	76,342	-	-	76,342

Net loss for year	-		-	(491,105)	-	491,105)
Other comprehensive loss for the year	-		-	-	(15,396)	(15,396)

Balance January 31, 1999	358,874		4,345,527	(4,416,067)	(27,740)	(98,280)
Issued for cash
Share purchase warrants	19,375	6.22	120,451	-	-	120,451
Net loss for the year	-		-	(101,300)	-	(101,300)
Other comprehensive income for the year	-		-	-	2,484	2,484

Balance, January 31, 2000	378,249		4,465,978	(4,517,367)	(25,256)	(76,645)
Share consolidation – 1 share for 2 shares			-	-	-	-
Issued for cash:
Private placement	1,500,000	0.27	399,148	-	-	399,148
Share purchase warrants	6,250	0.27	1,663	-	-	1,663
Net loss for the year	-		-	(166,240)	-	(166,240)
Other comprehensive income for the year	-		-	-	8,357	8,357

Balance, January 31, 2001	1,884,499		4,866,789	(4,683,607)	(16,899)	166,283

…/Cont’d.

SEE ACCOMPANYING NOTES

QUEST VENTURES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to January 31, 2005

(Stated in US Dollars)

				Deficit
				Accumulated	Accumulated
		Common		During the	Other
	Number	Stock		Development	Comprehensive
	of Shares	Price	Amount	Stages	Income (loss)	Total
Issued for cash:
Private placement	250,000	0.99	247,316	-	-	247,316
Share purchase warrants	392,500	0.25	98,106	-	-	98,106
Escrow cancellation	(1,875)		-	-	-	-
Net loss for the year	-		-	(297,808)	-	(297,808)
Other comprehensive loss for the year	-		-	-	(5,878)	(5,878)

Balance January 31, 2002	2,525,124		5,212,211	(4,981,415)	(22,777)	208,019
Net loss for the year	-		-	(196,710)	-	(196,710)
Other comprehensive income for the year	-		-	-	3,535	3,535

Balance, January 31, 2003	2,525,124		5,212,211	(5,178,125)	(19,242)	14,844
Net loss for the year	-		-	(64,852)	-	(64,852)
Other comprehensive income for the year	-		-	-	(1,366)	(1,366)

Balance, January 31, 2004	*2,525,124		5,212,211	(5,242,977)	(20,608)	(51,374)
Net loss for the year	-		-	(61,474)	-	(61,474)
Other comprehensive income for the year	-		-	-	(6,424)	(6,424)

Balance, January 31, 2005	2,525,124		$ 5,212,211	$ (5,304,451)	$ (27,032)	$ (119,272)

*

The number of shares issued and outstanding have been restated to give retroactive effect to a 4 old shares for 1 new share consolidation.

SEE ACCOMPANYING NOTES

QUEST VENTURES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2005 and 2004

(Stated in U.S. Dollars)

Note 1

Nature and Continuance of Operations

Quest Ventures Inc. (the “Company”) is a public company in the development stage and is listed on the NEX Board of the TSX Venture Exchange.  During the year ended January 31, 2005, the shareholders approved a change of the Company’s primary business focus of developing its Jackalope Audio Website to allow music enthusiasts to access and listen to shared music files from their peers over a secure, streaming audio network that prevents downloading of files, to other business opportunities, including the acquisition, exploration and development of natural resource properties.  Although the Company is actively seeking a resource property, no decision has been made to date (Note 11).

Quest Ventures Inc.’s corporate jurisdiction is the State of Wyoming, and it is extra-provincially registered in British Columbia and Alberta, Canada.  The Company was incorporated in British Columbia, Canada on May 26, 1981 as Force Energy Ltd.  On September 10, 1981 the Company changed its name to Force Resources Ltd.  On December 1, 1994 the Company changed its name to Force Technologies Inc. and consolidated its common shares on a five old for one new basis.  On October 1, 1997 the Company changed its name to Glassmaster Industries Inc. and forward split its common shares on a one old for two new basis.  On April 24, 1998 the Company continued its corporate jurisdiction into the state of Wyoming, United States of America.  On January 19, 2000, the Company changed its name to Interlink Systems Inc. and consolidated its common shares on a ten old for one new basis.  On August 14, 2000, the Company changed its name to iQuest Networks Inc. and consolidated its common shares on a two old for one new basis.  On October 28, 2003, the Company changed its name to Quest Ventures Inc. and consolidated its common shares on a four old for one new basis.  On October 9, 1997 the Company incorporated its wholly-owned subsidiary Glassmaster Industries Inc. (“Glassmaster”) in the State of Nevada, United States of America.  On January 15, 2001, the Company sold 100% of its interest in Glassmaster.  On March 1, 2001, the Company incorporated a wholly-owned subsidiary, Jackalope Audio Inc, under the Yukon Business Corporations Act (Note 11).

These consolidated financial statements have been prepared on a going concern basis.  The Company has a working capital deficiency of $122,572, has yet to achieve profitable operations and has accumulated losses during the development stage of $5,304,451 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted, with any certainty, at this time.  The Company has historically satisfied its capital needs primarily by issuing equity securities.  These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Quest Ventures Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

January 31, 2005 and 2004

(Stated in US Dollars) – Page

Note 2

Summary of Significant Accounting Principles

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.  Except as disclosed in Note 12, these consolidated financial statements conform in all respects with generally accepted accounting principles in Canada (“GAAP”).  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involved the use of estimates, which have been made using careful judgement.  Actual results may differ from these estimates.

The consolidated financial statements, in management’s opinion, have been properly prepared within the framework of the significant accounting policies summarized below:

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Jackalope Audio Inc. (“Jackalope”).  All significant intercompany transactions and balances have been eliminated on consolidation.

Equipment and Amortization

Equipment consists of office equipment and is recorded at cost.  The Company provides for amortization using the declining balance method at the rate of 20% per annum.

Quest Ventures Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

January 31, 2005 and 2004

(Stated in US Dollars) – Page 3

Note 2

Summary of Significant Accounting Principles – (cont’d)

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

Quest Ventures Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

January 31, 2005 and 2004

(Stated in US Dollars) – Page 4

Note 2

Summary of Significant Accounting Principles – (cont’d)

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

Financial Instruments

The carrying value of cash, amount receivable and accounts payable and accrued liabilities approximate fair value because of the short maturity of those instruments.  Due to related parties and loans payable also approximate fair value.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Quest Ventures Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

January 31, 2005 and 2004

(Stated in US Dollars) – Page 5

Note 2

Summary of Significant Accounting Principles – (cont’d)

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

Note 3

Equipment

2005
Accumulated
	Cost	Amortization	Net

Office equipment	$ 12,606	$ 9,306	$ 3,300

2004
Accumulated
	Cost	Amortization	Net

Office equipment	$ 12,606	$ 7,736	$ 4,870

Note 4

Investment – Note 11

By an agreement dated September 28, 2000, the Company acquired 2,500,000 common shares (33 1/3%) of iNoize by the payment of $166,889.  iNoize is an unrelated third party.  By an agreement dated May 25, 2001, the Company acquired an additional 1,875,000 common shares (13 1/3%) of iNoize for $66,665.  At January 31, 2005, the Company owns a total of 4,375,000 common shares of iNoize, representing 46 2/3% of the issued and outstanding shares of iNoize.

iNoize is developing various software applications to enable locating and sharing of personal music collections by broadband streaming over the internet.

Quest Ventures Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

January 31, 2005 and 2004

(Stated in US Dollars) – Page 6

Note 4

Investment – Note 11 (cont’d)

Advance receivable consists of $Nil (2004:  $1,150) with respect to payments made on behalf of iNoize.

The difference between the amount of the cost of the investment and the amount of underlying equity in net assets at the time of the acquisitions as noted above, was $267,418.  This amount was amortized on the straight-line basis over three years.  The investment was written-down to $1 because there was an absence of an ability to recover the carrying amount of the investment and the inability of iNoize to sustain an earnings capacity which would justify the carrying amount of the investment.

	2005	2004	2003
Opening balance	$ 1	$ 1	$ 100,895
Equity share of income	-	-	7,597
Write-down of investment	(1)	-	(111,225)
Foreign exchange	-	-	2,734
Net carrying amount	$ -	$ 1	$ 1

During the year ended January 31, 2005, the Company wrote-off the $1 investment and the advance receivable of $1,177 as the advance was uncollectible and the Company intends to sell its interest in iNoize.

Summarized financial information for this investment at January 31, 2005, 2004 and 2003 and for the years then ended is as follows:

	2005	2004	2003
Current assets	$ 83	$ 83	$ 1,427
Capital assets	5,664	5,664	7,432
Total assets	$ 5,747	$ 5,747	$ 8,859
Current liabilities	$ 16,905	$ 16,905	$ 7,068
Total shareholders’ equity (deficiency)	(11,158)	(11,158)	1,791
Total liabilities and shareholders’ equity	$ 5,747	$ 5,747	$ 8,859
Net sales	$ -	$ -	$ -
SR & ED expense recovery	-	-	28,900
General and administrative expenses	(12,691)	(12,691)	(21,303)
Net income (loss) for the year	$ (12,691)	$ (12,691)	$ 7,597

Quest Ventures Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

January 31, 2005 and 2004

(Stated in US Dollars) – Page 7

Note 5

License Agreement – Note 11

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

As at January 31, 2005, there are no royalties payable.

Note 6

Loans Payable

Loans payable are unsecured, non-interest bearing and have no specific terms for repayment.

Note 7

Related Party Transactions

The Company has incurred expenses paid to directors, former directors, officers, companies controlled by directors of the Company and companies with directors in common with the Company as follows:

				February 1, 1997
				(Date of Incep-
				tion of Develop-
				ment Stage) to
	Years ended January 31,			January 31,
	2005	2004	2003	2005

Consulting fees	$ 23,152	$ 20,400	$ 20,400	$ 318,886
Management fees	-	-	-	87,486
Office and general	-	-	-	5,387
Professional fees	2,818	3,478	3,814	40,803
Severance pay	-	-	-	50,000

	$ 25,970	$ 23,878	$ 24,214	$ 502,562

Quest Ventures Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

January 31, 2005 and 2004

(Stated in US Dollars) – Page 8

Note 7

Related Party Transactions (cont’d)

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Included in accounts payable at January 31, 2005 is $5,541 (2004:  $1,954) with respect to fees and expenses due to directors of the Company and companies controlled by directors of the Company.

Due to related parties consist of advances from a director and an insider of the Company.  These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

Note 8

Deferred Tax Assets

The following table summarizes the significant components of the Company’s deferred tax assets:

Total

Deferred Tax Assets
Net operating loss carryforward	$ 408,700

Gross deferred tax assets	$ 408,700
Valuation allowance for deferred tax asset	(408,700)

$ -

Note 8

Deferred Tax Assets (continued)

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards, which is more likely than not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry, due to sustained losses from operations.  Management believes that it is more likely than not that the carryforwards will expire and will not be realized from future operations.

Note 9

Income Taxes

No provision for income taxes has been provided in these consolidated financial statements due to the net loss.  At January 31, 2005, the Company has net operating loss carryforwards, which expire commencing in 2019, totalling approximately $1,208,500 the potential tax benefit of which has not been recorded in the consolidated financial statements.

Quest Ventures Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

January 31, 2005 and 2004

(Stated in US Dollars) – Page 9

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

Note 11

Subsequent Events

i)

On March 31, 2005, the Company announced that it agreed to assign its 100% interest in the 4,375,000 Class B voting shares of iNoize to a related company.  This company is related, as the controlling shareholder of the assignee is a director of the Company.  The Company also assigned all of its interest in its wholly owned subsidiary Jackalope and the assignee agreed to assume all obligations of the Company under the License Agreement (Note 5).

ii)

On March 31, 2005, the Company announced that it will be seeking shareholder approval at its next annual meeting to a consolidation of its shares of the Company on the basis of one new share for each two old shares.

iii)

Subsequent to January 31, 2005, a director of the Company advanced a total of $17,250 to the Company as unsecured, non-interest bearing loans with no specific terms of repayment.

Note 12

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

Quest Ventures Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

January 31, 2005 and 2004

(Stated in US Dollars) – Page 10

Note 12

Differences Between Canadian and United States Accounting Principles (cont’d)

The impact of the above on the consolidated financial statements is as follows:

	Years ended January 31,
	2005	2004	2003

Comprehensive loss for the year per US GAAP	$ (67,898)	$ (66,218)	$ (193,175)

Net loss for the year per Canadian GAAP	$ (67,898)	$ (6,218)	$ (193,175)

Basic loss per share per Canadian GAAP	$ (0.02)	$ (0.03)	$ (0.08)

Weighted average number of shares outstanding per Canadian GAAP	2,525,124	2,525,124	2,525,124

Deficit, end of the year per US GAAP	$ (5,304,451)	$ (5,242,977)	$ (5,178,125)
Accumulated other comprehensive loss	(27,032)	(20,608)	(19,242)

Deficit, end of the year per Canadian GAAP	$ (5,331,483)	$ (5,263,585)	$ (5,197,367)