Form 10QSB
period 2005-04-30
QUEST VENTURES INC
filed 2005-06-15
CIK 1126932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2005

[ ]

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 0-33299

QUEST VENTURES INC.

(Exact name of Small Business Issuer as specified in its charter)

Wyoming

06-1616453

(State or other jurisdiction of

(IRS Employer

incorporation)

Identification No.)

#507, 837 West Hastings Street, Vancouver, British Columbia, V6C 3N6

(Address of principal executive offices)

(604) 685-1017

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(3) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  2,525,124 shares of Common Stock as at June 14th, 2005.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I  FINANCIAL INFORMATION

Item 1.

Financial Statements

GENERAL

Quest Ventures Inc.'s (the "Company") unaudited financial statements for the three months ended April 30, 2005 are included with this Form 10-QSB.  The unaudited financial statements for the three months ended April 30, 2005 include:

(a)

Balance Sheet as of April 30, 2005 and January 31, 2005;

(b)

Statement of Operations –Three months ended April 30, 2005 and April 30, 2004 and February 1, 1997 (Date of Inception of Development Stage) to April 30, 2005;

(c)

Statement of Cash Flows - Three months ended April 30, 2005 and April 30, 2004 and February 1, 1997 (Date of Inception of Development Stage) to April 30, 2005;

(d)

Statement of Stockholder's Equity - For period ended January 31, 1982 to April 30, 2005;

(e)

Notes to Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended April 30, 2005 are not necessarily indicative of the results that can be expected for the fiscal year ending January 31, 2006.  The Financial Statements have been reviewed by and are on file with the Company's Auditor.

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

April 30, 2005

(Stated in US Dollars)

(Unaudited)

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

April 30, 2005

(Stated in US Dollars)

(Unaudited)

	April 30,	January 31,
ASSETS	2005	2005

Current
Cash	$ 10	$ 60
Amount receivable	1,446	2,196
Prepaid expenses	746	898

	2,202	3,154
Equipment – Note 3	3,135	3,300

	$ 5,337	$ 6,454

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 5	$ 25,013	$ 36,323
Due to related parties – Note 5	109,796	83,331
Loans payable – Note 4	5,988	6,072

	140,797	125,726

STOCKHOLDERS' DEFICIENCY

Capital stock
Authorized:
100,000,000 common shares without par value
Issued:
2,525,124 common shares (January 31 2,005: 2,525,124 common shares)	5,212,211	5,212,211
Deficit accumulated during the development stages	(5,322,879)	(5,304,451)
Accumulated other comprehensive loss	(24,952)	(27,032)

	(135,460)	(119,272)

	$ 5,337	$ 6,454

Nature and Continuance of Operations – Note 1

APPROVED BY THE DIRECTORS:
“Anton J. Drescher”	Director	“Rowland Perkins”	Director

SEE ACCOMPANYING NOTES

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three months ended April 30, 2005 and 2004

and February 1, 1997 (Date of Inception of Development Stage) to April 30, 2005

(Stated in US Dollars)

(Unaudited)

			February 1, 1997
			(Date of
			Inception of
			Development
	Three Months	Three Months	Stage) to
	April 30,	April 30,	April 30,
	2005	2004	2005
General and Administrative Expenses
Amortization of capital assets	$ 165	$ 374	$ 13,493
Automobile expenses	-	-	1,672
Consulting fees – Note 5	6,096	5,100	335,600
Filing fees	3,147	2,485	40,514
Insurance	-	-	1,318
Management fees – Note 5	-	-	87,486
Office and general – Note 5	167	974	143,548
Printing	-	-	6,989
Professional fees – Note 5	5,216	2,453	218,571
Product marketing	-	-	46,315
Rent	2,804	2,539	102,997
Telephone	-	-	42,922
Transfer agent fees	684	1,183	26,807
Travel and entertainment	-	-	44,800
Website maintenance	-	-	51,311
Loss before non-operating items	(18,279)	(15,108)	(1,164,323)
Non-operating items
Gain on settlement of accounts payable	-	-	15,833
Equity share of income (loss) from investment – Note 2	-	-	(113,963)
Loss on write-down of investment and advances – Note 2	-	-	(112,402)
Gain on sale of subsidiary	1	-	201
Interest income	-	-	3,580
Severance pay – Note 5	-	-	(50,000)
Loss on disposal of capital assets	-	-	(4,318)
	-	-	(261,069)
Loss from continuing operations	(18,278)	(15,108)	(1,425,392)

…/Cont’d.

SEE ACCOMPANYING NOTES

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three months ended April 30, 2005 and 2004

and February 1, 1997 (Date of Inception of Development Stage) to April 30, 2005

(Stated in US Dollars)

(Unaudited)

			February 1, 1997
			(Date of
			Inception of
			Development
	Three Months	Three Months	Stage) to
	April 30,	April 30,	April 30,
	2005	2004	2005

Loss from discontinued operations	-	-	(546,870)

Net loss for the period	(18,278)	(15,108)	(1,972,262)

Other comprehensive income (loss):
Foreign currency adjustments	2,090	730	(24,942)

Comprehensive loss	$ (16,188)	$ (14,378)	$ (1,997,204)

Basic loss per share	$ (0.01)	$ (0.01)

Weighted average shares outstanding	2,525,124	2,525,124

SEE ACCOMPANYING NOTES

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the three months ended April 30, 2005 and 2004

and February 1, 1997 (Date of Inception of Development Stage) to April 30, 2005

(Stated in US Dollars)

(Unaudited)

			February 1, 1997
			(Date of
			Inception of
			Development
	Three Months	Three Months	Stage) to
	April 30,	April 30,	April 30,
	2005	2004	2005
Cash flow used in operating activities
Net loss for the year from continuing operations	$(18,278)	$(14,378)	$(1,425,392)
Items not involving cash:
Amortization of capital assets	165	374	13,493
Foreign exchange	-	-	(12,106)
Loss on disposal of capital assets	-	-	4,318
Gain on settlement of accounts payable	-	-	(15,833)
Equity share of loss (income) from investment	-	-	113,963
Gain on sale of subsidiary	(1)	-	(201)
Loss on write-down of investment and advances	-	-	112,402
Changes in continuing operations non-cash working capital balances consist of:
Amount receivable	736	5	(25,855)
Due from related parties	-	-	(645,299)
Prepaid expenses	142	305	(3,906)
Accounts payable	(11,057)	5,980	50,670
Advances to subsidiary	-	-	(81,556)
Due to related parties	28,243	7,516	189,052

Net cash provided by (used in) operating activities	(50)	(198)	(1,726,250)

Cash flow provided by (used in) investing activities:
Acquisition of investment	-	-	(488,424)
Proceeds on disposal of equipment	-	-	5,210
Proceeds on sale of subsidiary	-	-	200
Purchase of capital assets	-	-	(21,064)
Repayment of (increase in) advance receivable	-	14	1,124
Repayment of notes receivable	-	-	-

Net cash provided by (used in) investing activities	-	14	(502,954)

Cash flow provided by financing activities:
Common shares issued for cash	-	-	1,850,989
Loans payable	-	(48)	6,072

Net cash provided by financing activities	-	(48)	1,857,061

Effect of foreign currency translation	-	-	(27,032)

…/Cont’d.

SEE ACCOMPANYING NOTES

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the three months ended April 30, 2005 and 2004

and February 1, 1997 (Date of Inception of Development Stage) to April 30, 2005

(Stated in US Dollars)

(Unaudited)

			February 1, 1997
			(Date of
			Inception of
			Development
	Three Months	Three Months	Stage) to
	April 30,	April 30,	April 30,
	2005	2004	2005

Decrease in cash during the year from continuing operations	(50)	(232)	(399,175)
Cash flows from discontinued operations	-	-	395,272

Net decrease in cash	(50)	(232)	(3,903)

Cash, beginning of the period	60	335	3,913

Cash, end of the period	$10	$103	$10

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

Non-cash Transaction – Note 8

SEE ACCOMPANYING NOTES

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to April 30, 2005

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

…/Cont’d.

SEE ACCOMPANYING NOTES

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to April 30, 2005

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

…/Cont’d.

SEE ACCOMPANYING NOTES

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to April 30, 2005

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

…/Cont’d.

SEE ACCOMPANYING NOTES

QUEST VENTURES INC

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to April 30, 2005

(Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated	Accumulated
		Common		During the	Other
	Number	Stock		Development	Comprehensive
	of Shares	Price	Amount	Stages	Income (loss)	Total
Issued for cash:
Private placement	250,000	0.99	247,316	-	-	247,316
Share purchase warrants	392,500	0.25	98,106	-	-	98,106
Escrow cancellation	(1,875)		-	-	-	-
Net loss for the year	-		-	(297,808)	-	(297,808)
Other comprehensive loss for the year	-		-	-	(5,878)	(5,878)

Balance January 31, 2002	2,525,124		5,212,211	(4,981,415)	(22,777)	208,019
Net loss for the year	-		-	(196,710)	-	(196,710)
Other comprehensive income for the year	-		-	-	3,535	3,535

Balance, January 31, 2003	2,525,124		5,212,211	(5,178,125)	(19,242)	14,844
Net loss for the year	-		-	(64,852)	-	(64,852)
Other comprehensive income for the year	-		-	-	(1,366)	(1,366)

Balance, January 31, 2004	*2,525,124		5,212,211	(5,242,977)	(20,608)	(51,374)
Net loss for the year	-		-	(61,474)	-	(61,474)
Other comprehensive income for the year	-		-	-	(6,424)	(6,424)

Balance, January 31, 2005	*2,525,124		5,212,211	(5,304,451)	(27,032)	(119,272)
Net loss for the period	-		-	(18,278)	-	(18,278)
Other comprehensive income for the period	-		-	-	2,090	2,090

Balance, April 30, 2005	2,525,124		$ 5,212,211	$ (5,322,729)	$ (24,942)	$ (135,460)

*

The number of shares issued and outstanding have been restated to give retroactive effect to a 4 old shares for 1 new share consolidation.

SEE ACCOMPANYING NOTES

QUEST VENTURES INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

April 30, 2005

(Stated in U.S. Dollars)

(Unaudited)

Note 1

Interim Reporting

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s January 31, 2005 annual financial statements, except that they are no longer consolidated due to the disposal of 100% of the shares of its wholly-owned subsidiary, Jackalope Audio Inc. as disclosed in Note 3.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s January 31, 2005 annual financial statements.

Note 2

Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  The Company has accumulated losses of $5,322,729 since its commencement and at April 30, 2005 has a working capital deficiency of $138,595 and has not yet attained profitable operations.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 3

Disposition of Investments

By an agreement dated March 31, 2005, the Company assigned to a related company its 46.67% interest in iNoize.com Software Ltd. (“iNoize”), represented by 4,375,000 class B voting shares of Inoize, 100% of the shares of its wholly-owned subsidiary, Jackalope Audio Inc., its rights under a license agreement dated November 15, 2000 and amended June 30, 2001 between iNoize and the Company and its rights under a shareholders’ agreement dated September 28, 2000 between iNoize and the Company.  This company is related as the controlling shareholder of the assignee is a director of the Company.  As consideration, the Company received $1 and the Assignee assumes all debts and liabilities related to the above investments and agreements.

QUEST VENTURES INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

April 30, 2005

(Stated in U.S. Dollars)

(Unaudited)

Note 4

Related Party Transactions – Note 3

The Company has incurred expenses paid to directors, former directors, officers, companies controlled by directors of the Company and companies with directors in common with the Company as follows:

			February 1, 1997
			(Date of Inception
	Three months ended		of Development
	April 30,		Stage) to April 30,
	2004	2004	2005

Consulting fees	$ 6,096	$ 5,100	$ 324,982
Management fees	-	-	87,486
Office and general	-	-	5,387
Professional fees	-	600	40,803
Severance pay	-	-	50,000

	$ 6,096	$ 5,700	$ 508,658

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Included in accounts payable at April 30, 2005 is $6,077 (January 31, 2005:  $5,541) with respect to fees and expenses due to directors and companies controlled by directors of the Company.

Due to related parties consist of advances from a director and an insider of the Company.  These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

Note 5

Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.  During the three months ended April 30, 2005, the Company sold its interest in iNoize and Jackalope Audio Inc. for $1 to a company having a common director with the Company.  This amount was debited to due to related parties.

This transaction has been excluded from the statement of cash flows.

QUEST VENTURES INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

April 30, 2005

(Stated in U.S. Dollars)

(Unaudited)

Note 6

Differences Between Canadian and United States Accounting Principles

These financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America (“US”) which differ in certain respects with those principles and practices that the Company would have followed had its financial statements been prepared in accordance with accounting principles and practices generally accepted in Canada.

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

The impact of the above on the financial statements is as follows:

	Three Months ended April 30,
	2005	2004

Comprehensive loss for the year per US GAAP	$ (16,188)	$ (14,378)

Net loss for the year per Canadian GAAP	$ (16,188)	$ (14,378)

Basic loss per share per Canadian GAAP	$ (0.01)	$ (0.01)

Weighted average number of shares outstanding per Canadian GAAP	2,525,124	2,525,124

Deficit, end of the year per US GAAP	$ (5,322,729)	$ (5,258,085)
Accumulated other comprehensive loss	(24,942)	(19,878)

Deficit, end of the year per Canadian GAAP	$ (5,347,671)	$ (5,277,963)

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

The report of our independent auditors on our January 31, 2005 financial statements includes a note stating that our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty, at this time. We have historically satisfied our capital needs primarily be issuing equity securities. Management plans to continue to provide for our capital needs during the year ended January 31, 2006 by issuing equity securities.

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

Results of Operations

We incurred a loss before comprehensive items of US $18,278 for the three months ended April 30, 2005, compared to a loss of US $15,108 for the three months ended April 30, 2004.  The approximate 20% increase in operating expenses incurred during the three months ended April 30, 2005 compared with the operating expenses incurred during the three months ended April 30, 2004 was primarily for professional and consulting fees.  In view of our lack of operations, our administrative expenses are nominal.  Our expenses consist primarily of consulting fees, filing fees, professional fees and rent.  The professional and consulting fees relate to services required in order to our maintain financial reporting and public filing requirements.

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

Liquidity and Capital Resources

We had cash of US $10 as of April 30, 2005, compared to US $103 at April 30, 2004, a decrease of US $93.  We do not have sufficient funds on hand for our current operations.  We anticipate that we will operate at a loss for the foreseeable future.  Our management has continued to provide capital through equity financing.  We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete any plan of operations.

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

Dated:  June 14th, 2005

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

June 14th, 2005

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

June 14th, 2005

/s/ Donna M. Moroney

Donna M. Moroney,

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Quest Ventures Inc. (the “Company”) on Form 10-QSB for the period ended April 30th, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anton J. Drescher, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:

/s/   Anton J. Drescher

Anton J. Drescher,

Chief Executive Officer

June 14th, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Quest Ventures Inc. (the “Company”) on Form 10-QSB for the period ended April 30th, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Donna M. Moroney, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:

/s/   Donna M. Moroney

Donna M. Moroney,

Chief Financial Officer

June 14th, 2005