Form 10QSB
period 2005-07-31
QUEST VENTURES INC
filed 2005-09-13
CIK 1126932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2005

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

(604) 685-1017

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(3) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  2,525,124 shares of Common Stock as at September 12th, 2005.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I  FINANCIAL INFORMATION

Item 1.

Financial Statements

GENERAL

Quest Ventures Inc.'s (the "Company") unaudited financial statements for the six months ended July 31, 2005 are included with this Form 10-QSB.  The unaudited financial statements for the six months ended July 31, 2005 include:

(a)

Balance Sheet as of July 31, 2005 and January 31, 2005;

(b)

Statement of Operations –Six months ended July 31, 2005 and July 31, 2004 and February 1, 1997 (Date of Inception of Development Stage) to July 31, 2005;

(c)

Statement of Cash Flows - Six months ended July 31, 2005 and July 31, 2004 and February 1, 1997 (Date of Inception of Development Stage) to July 31, 2005;

(d)

Statement of Stockholder's Equity - For period ended January 31, 1982 to July 31, 2005;

(e)

Notes to Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the six months ended July 31, 2005 are not necessarily indicative of the results that can be expected for the fiscal year ending January 31, 2006.  The Financial Statements have been reviewed by and are on file with the Company's Auditor.

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

July 31, 2005

(Stated in US Dollars)

(Unaudited)

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

July 31, 2005 and January 31, 2005

(Stated in US Dollars)

(Unaudited)

	July 31,	January 31,
ASSETS	2005	2005

Current
Cash	$ 383	$ 60
Amounts receivable	2,075	2,196
Prepaid expenses	1,130	898

	3,588	3,154
Equipment	2,645	3,300

	$ 6,233	$ 6,454

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 5	$ 24,841	$ 36,323
Due to related parties – Note 5	133,096	83,331
Loans payable	6,161	6,072

	164,098	125,726

STOCKHOLDERS' DEFICIENCY

Capital stock
Authorized:
100,000,000 common shares without par value
Issued:
2,525,124 common shares (January 31, 2005: 2,525, 124 common shares)	5,212,211	5,212,211
Deficit accumulated during the development stages	(5,340,945)	(5,304,451)
Accumulated other comprehensive loss	(29,131)	(27,032)

	(157,865)	(119,272)

	$ 6,233	$ 6,454

SEE ACCOMPANYING NOTES

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and six months ended July 31, 2005 and 2004

and February 1, 1997 (Date of Inception of Development Stage) to July 31, 2005

(Stated in US Dollars)

(Unaudited)

					February 1,
					1997
					(Date of
					Inception of
					Development
	Three months	ended	Six months	ended	Stage) to
	July	31	July	31	July 31,
	2005	2004	2005	2004	2005

General and administrative expenses
Amortization of capital assets	$ 489	$ 382	$ 654	$ 756	$ 13,982
Automobile expenses	-	-	-	-	1,672
Consulting fees – Note 3	6,167	5,100	12,263	10,200	341,767
Filing fees	1,123	642	4,270	3,127	41,637
Insurance	-	-	-	-	1,318
Management fees – Note 3	-	-	-	-	87,486
Office and general – Note 3	2,197	1,553	2,364	2,527	145,745
Printing	-	-	-	-	6,989
Professional fees – Note 3	4,165	3,419	9,381	5,872	222,736
Product marketing	-	-	-	-	46,315
Rent	2,713	2,603	5,517	5,142	105,690
Telephone	-	-	-	-	42,922
Transfer agent fees	1,362	1,120	2,046	2,303	28,169
Travel and entertainment	-	-	-	-	44,800
Website maintenance	-	-	-	-	51,311

Loss before non-operating items	(18,216)	(14,819)	(36,495)	(29,927)	(1,182,539)

Non-operating items
Gain on settlement of accounts payable	-	-	-	-	15,833
Equity share of loss from investment	-	-	-	-	(113,963)
Loss on write-down of investment	-	-	-	-	(112,402)
Gain on sale of subsidiary	-	-	1	-	201
Interest income	-	-	-	-	3,580
Severance pay – Note 3	-	-	-	-	(50,000)
Loss on disposal of capital assets	-	-	-	-	(4,318)

	-	-	1	-	(261,069)

…/cont’d

SEE ACCOMPANYING NOTES

Continued

QUEST VENTURES INC,

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and six months ended July 31, 2005 and 2004

and February 1, 1997 (Date of Inception of Development Stage) to July 31, 2005

(Stated in US Dollars)

(Unaudited)

					February 1,
					1997
					(Date of
					Inception of
					Development
	Three months	ended	Six months	ended	Stage) to
	July	31	July	31	July 31,
	2005	2004	2005	2004	2005

Loss from continuing operations	(18,216)	(14,819)	(36,494)	(29,927)	(1,443,608)

Loss from discontinued operations – Schedule 1	-	-	-	-	(546,870)

Net loss for the period	(18,216)	(14,819)	(36,494)	(29,927)	(1,990,478)

Other comprehensive income (loss):
Foreign currency adjustments	(4,189)	(1,149)	(2,099)	(419)	(29,131)

Comprehensive loss	$ (22,405)	$ (15,968)	$ (38,593)	$ (30,346)	$ (2,019,609)

Loss per share from continuing operations	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

Loss per share from discontinued operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Basic loss per share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted average shares outstanding	2,525,124	2,525,124	2,525,124	2,525,124

SEE ACCOMPANYING NOTES

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the three and six months ended July 31, 2005 and 2004

and February 1, 1997 (Date of Inception of Development Stage) to July 31, 2005

(Stated in US Dollars)

(Unaudited)

					February 1,
					1997
					(Date of
					Inception of
					Development
	Three months	ended	Six months	ended	Stage) to
	July	31	July	31	July 31,
	2005	2004	2005	2004	2005

Cash flow used in operating activities
Net loss for the period from continuing operations	$ (18,216)	$ (14,819)	$ (36,494)	$ (29,927)	$ (1,443,608)
Items not involving cash:
Amortization of capital assets	489	382	654	756	13,982
Foreign exchange	-	-	-	-	(12,106)
Gain on settlement of accounts payable	-	-	-	-	(15,833)
Equity share of loss from investment	-	-	-	-	113,963
Loss on write-down of investment	-	-	-	-	112,402
Gain on sale of subsidiary	-	-	(1)	-	(201)
Loss on disposal of capital assets	-	-	-	-	4,318
Changes in continuing operations non- cash working capital balances consist of:
Amounts receivable	(615)	64	121	69	(26,470)
Due from related parties	-	-	-	-	(645,299)
Prepaid expenses	(372)	(735)	(230)	(430)	(4,278)
Accounts payable and accrued liabilities	(425)	3,007	(11,482)	8,987	50,245

Net cash used in operating activities	(19,139)	(12,101)	(47,432)	(20,545)	(1,852,885)

Cash flow used in investing activities:
Acquisition of investment	-	-	-	-	(488,424)
Proceeds on disposal of capital assets	-	-	-	-	5,210
Proceeds on sale of subsidiary	-	-	-	-	200
Purchase of capital assets	-	-	-	-	(21,064)
Advances to subsidiary	-	-	-	-	(81,556)
Advance receivable	-	(17)	-	(3)	1,124

Net cash used in investing activities	-	(17)	-	(3)	(584,510)

…/Cont’d.

SEE ACCOMPANYING NOTES

Continued

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the three and six months ended July 31, 2005 and 2004

and February 1, 1997 (Date of Inception of Development Stage) to July 31, 2005

(Stated in US Dollars)

(Unaudited)

					February 1,
					1997
					(Date of
					Inception of
					Development
	Three months	ended	Six months	ended	Stage) to
	July	31	July	31	July 31,
	2005	2004	2005	2004	2005

Cash flow provided by financing activities:
Common shares issued for cash	-	-	-	-	1,850,989
Loans payable	89	1,981	89	1,933	6,161
Notes receivable	-	-	-	-	-
Due to related parties	21,522	11,770	49,765	19,286	210,574

Net cash provided by financing activities	21,611	13,751	49,854	21,219	2,067,724

Effect on foreign currency translation	(2,099)	(1,149)	(2,099)	(419)	(29,131)

Increase (decrease) in cash during the year from continuing operations	373	484	323	252	(398,802)

Cash flows from discontinued operations	-	-	-	-	395,272

Net increase (decrease) in cash	373	484	323	252	(3,530)

Cash, beginning of the period	10	103	60	335	3,913

Cash, end of the period	$ 383	$ 587	$ 383	$ 587	$ 383

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -	$ -

SEE ACCOMPANYING NOTES

Continued

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to July 31, 2005

(Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated	Accumulated
		Common		During the	Other
	Number	Stock		Development	Comprehensive
	of Shares	Price	Amount	Stages	Income (loss)	Total

Issued on incorporation 1983	988	$ 24.29	$ 23,989	$ -	$ -	$ 23,989
Escrow shares issued for resource property 1983	3,750	1.62	6,073	-	-	6,073
Issued for prospectus 1984	5,000	25.00	125,000	-	-	125,000
Issued for private placement 1987	2,281	90.50	206,464	-	-	206,464
Exercise of share purchase warrants 1987	2,000	37.71	75,420	-	-	75,420
Exercise of share purchase options 1987	475	69.39	32,959	-	-	32,959
Issued for settlement of debt 1987	1,108	45.25	50,142	-	-	50,142
Exercise of share purchase options 1988	565	81.25	45,905	-	-	45,905
Issued for settlement of debt 1988	528	386.74	204,011	-	-	204,011
Issued for private placement 1989	500	42.22	21,111	-	-	21,111
Exercise of share purchase options 1989	125	165.51	20,689	-	-	20,689
Issued for settlement of debt 1989	1,232	84.44	104,023	-	-	104,023
Exercise of share purchase warrants 1990	500	77.12	38,560	-	-	38,560
Issued for private placement 1990	100	85.69	8,569	-	-	8,569
Exercise of share purchase options 1990	956	167.95	160,650	-	-	160,650
Issued for settlement of debt 1990	656	274.21	180,009	-	-	180,009
Issued for private placement 1991	3,125	90.77	283,645	-	-	283,645
Exercise of share purchase options 1991	2,443	48.87	119,396	-	-	119,396
Issued for settlement of debt 1991	1,035	174.55	180,600	-	-	180,600
Exercise of share purchase options 1992	6,150	8.28	50,898	-	-	50,898
Exercise of share purchase options 1993	4,000	7.75	31,013	-	-	31,013
Issued for private placement 1993	10,000	7.75	77,531	-	-	77,531
Issued for settlement of debt 1993	4,907	15.51	76,082	-	-	76,082
Exercise of share purchase options 1994	4,850	7.75	37,603	-	-	37,603
Issued for private placement 1994	10,000	14.64	146,424	-	-	146,424
Exercise of share purchase warrants 1994	10,000	14.64	146,424	-	-	146,424
Issued for acquisition of subsidiary company 1994	22,500	7.32	164,727	-	-	164,727
Issued for settlement of debt 1994	4,975	14.64	72,848	-	-	72,848

…/Cont’d.

SEE ACCOMPANYING NOTES

Continued

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to July 31, 2005

(Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated	Accumulated
		Common		During the	Other
	Number	Stock		Development	Comprehensive
	of Shares	Price	Amount	Stages	Income (loss)	Total

Issued for private placement 1995	5,000	14.57	72,854	-	-	72,854
Issued for private placement 1995	30,000	7.29	218,563	-	-	218,563
Exercise of share purchase warrants 1995	2,500	7.29	18,214	-	-	18,214
Exercise of share purchase warrants 1995	2,000	14.57	29,142	-	-	29,142
Exercise of share purchase warrants 1995	375	14.57	5,464	-	-	5,464
Exercise of share purchase warrants 1995	1,000	7.29	7,285	-	-	7,285
Issued for private placement 1996	13,125	7.24	95,014	-	-	95,014
Exercise of share purchase warrants 1996	3,750	9.05	33,934	-	-	33,934
Exercise of share purchase warrants 1996	2,625	18.10	47,507	-	-	47,507
Exercise of share purchase warrants 1997	13,125	7.22	94,806	-	-	94,806
Exercise of share purchase options 1997	16,500	2.89	47,674	-	-	47,674
Net loss from inception to January 31, 1997	-	-	-	(3,350,470)	-	(3,350,470)
Other comprehensive income from inception to January 31, 1997	-	-	-	-	3	3

Balance January 31, 1997	194,749		3,361,222	(3,350,470)	3	10,755
Issued for cash:
Private placement	50,000	5.75	287,294	-	-	287,294
Share purchase options	9,625	7.18	69,130	-	-	69,130
Share subdivision – 2 shares for 1 share	-	-	-	-	-	-
Issued for cash:
Private placement	31,250	5.75	179,559	-	-	179,559
Net loss for year	-	-	-	(574,492)	-	(574,492)
Other comprehensive loss for the year	-	-	-	-	(12,347)	(12,347)

…/Cont’d.

SEE ACCOMPANYING NOTES

Continued

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to July 31, 2005

(Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated	Accumulated
		Common		During the	Other
	Number	Stock		Development	Comprehensive
	of Shares	Price	Amount	Stages	Income (loss)	Total
Balance January 31, 1998	285,624		3,897,205	(3,924,962)	(12,344)	(40,101)
Issued for cash:
Share purchase warrants	49,375	6.17	304,866	-	-	304,866
Share purchase warrants	12,500	5.37	67,114	-	-	67,114
Share purchase options	11,375	6.71	76,342	-	-	76,342
Net loss for year	-		-	(491,105)	-	(491,105)
Other comprehensive loss for the year	-		-	-	(15,396)	(15,396)

Balance January 31, 1999	358,874		4,345,527	(4,416,067)	(27,740)	(98,280)
Issued for cash
Share purchase warrants	19,375	6.22	120,451	-	-	120,451
Net loss for the year	-		-	(101,300)	-	(101,300)
Other comprehensive income for the year	-		-	-	2,484	2,484

Balance, January 31, 2000	378,249		4,465,978	(4,517,367)	(25,256)	(76,645)
Share consolidation – 1 share for 2 shares			-	-	-	-
Issued for cash:
Private placement	1,500,000	0.27	399,148	-	-	399,148
Share purchase warrants	6,250	0.27	1,663	-	-	1,663
Net loss for the year	-		-	(166,240)	-	(166,240)
Other comprehensive income for the year	-		-	-	8,357	8,357

Balance, January 31, 2001	1,884,499		4,866,789	(4,683,607)	(16,899)	166,283

…/Cont’d.

SEE ACCOMPANYING NOTES

Continued

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to July 31, 2005

(Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated	Accumulated
		Common		During the	Other
	Number	Stock		Development	Comprehensive
	of Shares	Price	Amount	Stages	Income (loss)	Total
Issued for cash:
Private placement	250,000	0.99	247,316	-	-	247,316
Share purchase warrants	392,500	0.25	98,106	-	-	98,106
Escrow cancellation	(1,875)		-	-	-	-
Net loss for the year	-		-	(297,808)	-	(297,808)
Other comprehensive loss for the year	-		-	-	(5,878)	(5,878)

Balance January 31, 2002	2,525,124		5,212,211	(4,981,415)	(22,777)	208,019
Net loss for the year	-		-	(196,710)	-	(196,710)
Other comprehensive income for the year	-		-	-	3,535	3,535

Balance, January 31, 2003	2,525,124		5,212,211	(5,178,125)	(19,242)	14,844
Net loss for the year	-		-	(64,852)	-	(64,852)
Other comprehensive loss for the year	-		-	-	(1,366)	(1,366)

Balance, January 31, 2004	*2,525,124		5,212,211	(5,242,977)	(20,608)	(51,374)
Net loss for the year	-		-	(61,474)	-	(61,474)
Other comprehensive loss for the year	-		-	-	(6,424)	(6,424)

Balance, January 31, 2005	*2,525,124		5,212,211	(5,304,451)	(27,032)	(119,272)
Net loss for the period	-		-	(36,494)	-	(36,494)
Other comprehensive loss for the period	-		-	-	(2,099)	(2,099)

Balance, July 31, 2005	2,525,124		$ 5,212,211	$ (5,340,945)	$ (29,131)	$ (157,865)

*

The number of shares issued and outstanding have been restated to give retroactive effect to a 4 old shares for 1 new share consolidation.

SEE ACCOMPANYING NOTES

QUEST VENTURES INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

July 31, 2005

(Stated in U.S. Dollars)

(Unaudited)

Note 1

Interim Reporting

While the information presented in the accompanying interim three and six months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s January 31, 2005 annual financial statements, except that they are no longer consolidated due to the disposal of 100% of the shares of its wholly-owned subsidiary, Jackalope Audio Inc. (Note 3).  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s January 31, 2005 annual financial statements.

Note 2

Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  The Company has not yet attained profitable operations, has accumulated losses of $5,340,945 since its commencement and at July 31, 2005 has a working capital deficiency of $160,510.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 3

Disposition of Investments

By an asset purchase agreement dated March 31, 2005, the Company sold to a related company its 46.67% interest in iNoize.com Software Ltd. (“iNoize”), represented by 4,375,000 class B voting shares of iNoize and 100% of the shares of its wholly-owned subsidiary, Jackalope Audio Inc.  In addition the Company assigned to this related company its rights under a license agreement dated November 15, 2000 and amended June 30, 2001 between iNoize and the Company and its rights under a shareholders’ agreement dated September 28, 2000 between iNoize and the Company.  This company is related as the controlling shareholder of the assignee is a director of the Company.  As consideration, the Company received $1 and the Assignee assumes all debts and liabilities related to the above investments and agreements.

QUEST VENTURES INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

July 31, 2005

(Stated in U.S. Dollars)

(Unaudited)

Note 4

Related Party Transactions – Note 3

The Company has incurred expenses paid to directors, former directors, officers, companies controlled by directors of the Company and companies with directors in common with the Company as follows:

					February 1,
					1997 (Date of
					Inception of
					Development
	Three months ended		Six months ended		Stage) to
	July 31,		July 31,		July 31,
	2005	2004	2005	2004	2005

Consulting fees	$ 6,167	$ 5,100	$ 12,263	$ 10,200	$ 331,149
Management fees	-	-	-	-	87,486
Office and general	-	-	-	-	5,387
Professional fees	1,400	592	1,400	1,192	42,203
Severance pay	-	-	-	-	50,000

	$ 7,567	$ 5,692	$ 13,663	$ 11,392	$ 516,225

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Included in accounts payable at July 31, 2005 is $6,952 (January 31, 2005:  $5,541) with respect to fees and expenses due to directors and companies controlled by directors of the Company.

Due to related parties consist of advances from a director and an insider of the Company.  These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

Note 5

Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.  During the six months ended July 31, 2005, the Company sold its interest in iNoize and Jackalope Audio Inc. for $1 to a company having a common director with the Company.  This amount was offset to due to related parties.

This transaction has been excluded from the statement of cash flows.

QUEST VENTURES INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

July 31, 2005

(Stated in U.S. Dollars)

(Unaudited)

Note 6

Capital Stock

On July 19, 2005, the Company’s shareholders approved a reverse stock split of its common shares on the basis of one new share for two old shares and the subsequent alteration of the authorized capital from 50,000,000 to 100,000,000.

Note7

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

The impact of the above on the financial statements is as follows:

	Six months ended
	July 31,
	2005	2004

Comprehensive loss for the year per US GAAP	$ (38,593)	$ (30,346)

Net loss for the year per Canadian GAAP	$ (38,593)	$ (30,346)

Basic loss per share per Canadian GAAP	$ (0.01)	$ (0.01)

Weighted average number of shares outstanding per Canadian GAAP	2,525,124	2,525,124

Deficit, end of the year per US GAAP	$ (5,340,945)	$ (5,272,904)
Accumulated other comprehensive loss	(29,131)	(21,027)

Deficit, end of the year per Canadian GAAP	$ (5,370,076)	$ (5,293,931)

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

Subsequently, by an Asset Purchase Agreement (the “Asset Purchase Agreement”), we sold to Mystic Development Corporation (“Mystic”) our 100% interest in 4,375,000 Class B voting common shares (the “Shares”) of iNoize.com Software Ltd. ("iNoize").  The 4,375,000 Shares represented a 46 2/3% minority interest in the outstanding shares of iNoize.  We also assigned to Mystic all of our interest in our wholly-owned subsidiary, Jackalope Audio, Inc., which owned the rights to the Jackalope website (www.jackalopeaudio.com).

As part of its acquisition of the Shares, Mystic assumed all of our obligations under the Technology License and Website Hosting and Management Agreement dated November 15, 2000 and amended June 30, 2001 (the “License Agreement”), whereby iNoize had granted to us a non-exclusive worldwide right to use its proprietary software technology (the "iNoize Technology") under the domain name, Jackalopeaudio.com ("Jackalope").  Pursuant to the terms of the License Agreement, iNoize was to provide all website hosting, technical and management services required to operate the website.  The License Agreement also permitted the sublicensing of the iNoize Technology to any third party.

Mystic assumed our obligation to pay royalties to iNoize of $0.02 Cdn. for each participating end-user, for the first 500,000 end users, and $0.05 Cdn. for each participating end-user thereafter.  The royalties were to commence on the date the Jackalope website had 250,000 users.

The iNoize Technology permitted peer-to-peer transmission of music files in digital format over the Internet by way of streaming audio without downloading capabilities.

Mystic also assumed our obligations under the Shareholders' Agreement dated September 28, 2000, with the shareholders of all of the issued and outstanding share capital of iNoize and iNoize (the "Shareholders' Agreement").  Pursuant to the terms of the Shareholders' Agreement, we had been granted a right of first refusal on any subsequent equity or debt financings of iNoize in excess of $20,000 Cdn.  We had also been granted pre-emptive rights on any transfers of shares of iNoize.

iNoize was an arm’s length private company incorporated under the laws of the Province of British Columbia.  Mystic is a private company incorporated under the laws of the State of Colorado.  Anton J. Drescher, a director and President of the Company, is the controlling shareholder, President and sole director of Mystic and accordingly, our disposition of the Shares was a non-arm’s length transaction.

At the shareholders meeting held on June 22nd, 2004, the shareholders approved a change of our primary business focus to other business opportunities, including the acquisition, exploration and development of natural resource properties.  Although we are actively seeking a resource property, no decision has been made to date.

As part of our reorganization and change of business, at our annual meeting held on July 19th, 2005, we received shareholder approval to a consolidation of our shares on the basis of one new share for each two old shares.

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

Results of Operations

We incurred a loss before comprehensive items of US $36,495 for the six months ended July 31, 2005, compared to a loss of US $29,927 for the six months ended July 31, 2004 so there was no appreciable difference between the two periods.  In view of our lack of operations, our administrative expenses are nominal as we continue to strive to maintain minimum expenditures.  Our expenses consist primarily of consulting fees, filing fees, professional fees and rent.  The professional and consulting fees relate to services required in order to maintain financial reporting and public filing requirements.

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

Liquidity and Capital Resources

We had cash of US $383 as of July 31, 2005, compared to US $587 at July 31, 2004, a decrease of US $204.  We do not have sufficient funds on hand for our current operations.  We anticipate that we will operate at a loss for the foreseeable future.  Our management has continued to provide capital through equity financing.  We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete any plan of operations.

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

Defaults Upon Senior Securities:

None

Item 4.

Submission of Matters to a Vote of Security Holders:

We held an annual meeting of shareholders on July 19th, 2005, at our corporate office in Vancouver, British Columbia.  At the meeting the shareholders voted to:

•

elect Anton Drescher, Gerhard Drescher and Rowland Perkins to act as directors for the ensuing year.  Of the 724,976 votes cast at the meeting, 723,149 voted for the election of Anton Drescher, Gerhard Drescher and Rowland Perkins.

•

reappoint Amisano Hanson, Chartered Accountants, as our auditors.  Of the 724,976 votes cast at the meeting, 723,150 voted for the re-appointment of Amisano Hanson as auditors.

•

approve a change of name from “Quest Ventures Inc.” to “Dorato Resources Inc.”.  Of the 724,976 votes cast at the meeting, 723,149 voted for the change of name.

•

approve an alteration of our share capital by way of a reverse stock split by consolidating all of the currently authorized share capital of 100,000,000 common shares without par value, of which 2,525,124 common shares are issued and outstanding, on a one new for two old basis, resulting in an authorized share capital of 50,000,000 shares without par value, of which 1,262,562 common shares will be issued and outstanding.  Of the 724,976 votes cast at the meeting, 723,024 voted for the share consolidation.

•

approve a subsequent alteration of our share capital by increasing the authorized capital from 50,000,000 common shares without par value to 100,000,000 common shares, of which 1,262,562 common shares will be issued and outstanding.  Of the 724,976 votes cast at the meeting, 597,982 voted for the increase in authorized share capital.

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

32.2

Certification of the Chief Financial Officer pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K:

(i)

On August 22nd, 2005, we announced that at our annual meeting of shareholders held on July 19th, 2005, the shareholders approved the appointment of Anton Drescher, Gerhard Drescher and Rowland Perkins as our directors; the re-appointment of Amisano Hanson, Chartered Accountants as our auditors for the ensuing year; a change of name to “Dorato Resources Ltd.”, a two for one share consolidation and subsequent increase in authorized share capital.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 12th, 2005

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

September 12th, 2005

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

September 12th, 2005

/s/ Donna M. Moroney

Donna M. Moroney,

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Quest Ventures Inc. (the “Company”) on Form 10-QSB for the period ended July 31st, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anton J. Drescher, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:

/s/   Anton J. Drescher

Anton J. Drescher,

Chief Executive Officer

September 12th, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Quest Ventures Inc. (the “Company”) on Form 10-QSB for the period ended July 31st, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Donna M. Moroney, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:

/s/   Donna M. Moroney

Donna M. Moroney,

Chief Financial Officer

September 12th, 2005