Form 10QSB
period 2005-10-31
QUEST VENTURES INC
filed 2005-12-08
CIK 1126932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2005

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

(604) 685-1017

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(3) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  2,525,124 shares of Common Stock as at December 7th, 2005.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I  FINANCIAL INFORMATION

Item 1.

Financial Statements

GENERAL

Quest Ventures Inc.'s (the "Company") unaudited financial statements for the nine months ended October 31, 2005 are included with this Form 10-QSB.  The unaudited financial statements for the nine months ended October 31, 2005 include:

(a)

Balance Sheet as of October 31, 2005 and January 31, 2005;

(b)

Statement of Operations –Three and nine months ended October 31, 2005 and October 31, 2004 and February 1, 1997 (Date of Inception of Development Stage) to October 31, 2005;

(c)

Statement of Cash Flows - Nine months ended October 31, 2005 and October 31, 2004 and February 1, 1997 (Date of Inception of Development Stage) to October 31, 2005;

(d)

Statement of Stockholder's Equity (Deficiency) - For period ended January 31, 1982 to October 31, 2005;

(e)

Notes to Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine months ended October 31, 2005 are not necessarily indicative of the results that can be expected for the fiscal year ending January 31, 2006.  The Financial Statements have been reviewed by and are on file with the Company's Auditor.

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

October 31, 2005

(Stated in US Dollars)

(Unaudited)

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

October 31, 2005 and January 31, 2005

(Stated in US Dollars)

(Unaudited)

	October 31,	January 31,
ASSETS	2005	2005
Current
Cash	$ 1,494	$ 60
Amount receivable	1,952	2,196
Prepaid expenses	1,095	898

	4,541	3,154
Equipment	2,300	3,300

	$ 6,841	$ 6,454

LIABILITIES
Current
Accounts payable and accrued liabilities – Note 4	$ 26,014	$ 36,323
Due to related parties – Note 4	154,819	83,331
Loans payable	6,399	6,072

	187,232	125,726

STOCKHOLDERS' DEFICIENCY

Capital stock
Authorized:
100,000,000 common shares without par value
Issued:
2,525,124 common shares (January 31, 2005: 2,525,124 common shares)	5,212,211	5,212,211
Deficit accumulated during the development stages	(5,357,896)	(5,304,451)
Accumulated other comprehensive loss	(34,706)	(27,032)

	(180,391)	(119,272)

	$ 6,841	$ 6,454

SEE ACCOMPANYING NOTES

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and nine months ended October 31, 2005, and 2004 and February 1, 1997 (Date of Inception of Development Stage) to October 31, 2005

(Stated in US Dollars)

(Unaudited)

					February 1, 1997
					(Date of Incep-
					tion of Develop-
	Three months	ended	Nine months	ended	ment Stage) to
	October	31	October	31	October 31
	2005	2004	2005	2004	2005
General and Administrative Expenses
Amortization	$345	$ 399	$ 999	$ 1,155	$ 4,327
Automobile expenses	-	-	-	-	1,672
Consulting fees – Note 4	6,843	5,100	19,106	15,300	348,610
Filing fees	1,409	1,388	5,679	4,515	43,046
Insurance	-	-	-	-	1,318
Management fees – Note 4	-	-	-	-	87,486
Office and general – Note 4	306	137	2,670	2,664	146,051
Printing	-	-	-	-	6,989
Professional fees – Note 4	3,086	2,308	12,467	8,180	225,822
Product marketing	-	-	-	-	46,315
Rent	3,069	2,948	8,586	8,090	108,759
Telephone	-	-	-	-	42,922
Transfer agent fees	700	579	2,746	2,882	28,869
Travel and entertainment	1,193	978	1,193	978	45,993
Website maintenance	-	-	-	-	51,311
Loss before non-operating items	(16,951)	(13,837)	(53,446)	(43,764)	(1,189,490)
Non-operating items
Gain on settlement of accounts payable	-	-	-	-	15,833
Equity share of loss from investment	-	-	-	-	(113,963)
Loss on write-down of investment	-	-	-	-	(112,402)
Gain on sale of subsidiary	-	-	1	-	201
Interest income	-	-	-	-	3,579
Severance pay – Note 4	-	-	-	-	(50,000)
Loss on disposal of capital assets	-	-	-	-	(4,318)
	-	-	-	-	(261,070)
Loss from continuing operations	(16,951)	(13,837)	(53,445)	(43,764)	(1,450,560)
Loss from discontinued operations – Schedule 1	-	-	-	-	(546,870)
Net loss for the period	(16,951)	(13,837)	(53,445)	(43,764)	(1,997,430)
Other comprehensive loss:
Foreign currency adjustments	(5,574)	(4,450)	(7,673)	(4,869)	(34,706)

Cont’d.

SEE ACCOMPANYING NOTES

Continued

QUEST VENTURES INC

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and nine months ended Ocotber 31, 2005 and 2004 and February 1, 1997 (Date of Inception of Development Stage) to October 31, 2005

(Stated in US Dollars)

(Unaudited)

					February 1, 1997
					(Date of Incep-
					tion of Develop-
	Three months	ended	Nine months	ended	ment Stage) to
	October	31	October	31	October 31
	2005	2004	2005	2004	2005

Comprehensive loss	$ (22,525)	$ (18,287)	$ (61,118)	$ (48,633)	$ (2,032,136)

Basic loss per share	$ (0.00)	$ (0.01)	$ (0.00)	$(0.02)

Weighted average shares outstanding	2,525,124	2,525,124	2,525,124	2,525,124

SEE ACCOMPANYING NOTES

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the three and nine months ended October 31, 2005 and 2004 and February 1, 1997 (Date of Inception of Development Stage) to October 31, 2005

(Stated in US Dollars)

(Unaudited)

					February 1, 1997
					(Date of Incep-
					tion of Develop-
	Three months	ended	Nine months	ended	ment Stage) to
	October	31	October	31	October 31
	2005	2004	2005	2004	2005
Cash flow used in operating activities
Loss for the period from continuing operations	$ (16,951)	$ (13,837)	$ (53,445)	$ (43,764)	$ (1,450,560)
Items not involving cash:
Amortization	345	399	999	1,155	4,327
Foreign exchange	-	-	-	-	(12,106)
Loss on disposal of capital assets	-	-	-	-	4,318
Gain on settlement of accounts payable	-	-	-	-	(15,833)
Equity share of loss from investment	-	-	-	-	113,963
Gain on sale of subsidiary	-	-	(1)	-	(201)
Loss on write-down of investment	-	-	-	-	112,402
Changes in continuing operations non-cash working capital balances consist of:
Accounts receivable	123	(181)	245	(113)	(26,346)
Due from related parties	-	-	-	-	(645,299)
Prepaid expenses	35	338	(197)	(92)	(4,245)
Accounts payable and accrued liabilities	1,173	6,351	(10,310)	15,339	51,419
Net cash used in operating activities	(15,275)	(6,930)	(62,709)	(27,475)	(1,868,161)
Cash flow provided by (used in) investing activities:
Acquisition of investment	-	-	-	-	(488,424)
Proceeds on disposal of capital assets	-	-	-	-	5,210
Proceeds on sale of subsidiary	-	-	-	-	200
Purchase of capital assets	-	-	-	-	(21,064)
Advances to subsidiary	-	-	-	-	(81,556)
Advance receivable	-	(69)	-	(72)	1,124
Net cash used in investing activities	-	(69)	-	(72)	(584,510)
Cash flow provided by financing activities:
Common shares issued for cash	-	-	-	-	1,850,989
Loans payable	238	341	327	2,274	6,399
Due to related parties	21,722	10,785	71,489	30,071	232,298
Net cash provided by financing activities	21,960	11,126	71,816	32,345	2,089,686
Effect of foreign currency translation	(5,574)	(4,450)	(7,673)	(4,869)	(34,706)

SEE ACCOMPANYING NOTES

Continued

QUEST VENTURES INC.

 (A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the three and nine months ended October 31, 2005 and 2004 and February 1, 1997 (Date of Inception of Development Stage) to October 31, 2005

(Stated in US Dollars)

(Unaudited)

					February 1, 1997
					(Date of Incep-
					tion of Develop-
	Three months	ended	Nine months	ended	ment Stage) to
	October	31	October	31	October 31
	2005	2004	2005	2004	2005

Increase (decrease) in cash during the period from continuing operations	1,111	(323)	1,434	(71)	(397,691)
Cash flows from discontinued operations	-	-	-	-	395,272

Net increase (decrease) in cash	1,111	(323)	1,434	(71)	(2,419)
Cash, beginning of the period	383	587	60	335	3,913

Cash, end of the period	$ 1,494	$ 264	$ 1,494	$ 264	$ 1,494

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -	$ -

Non-cash Transaction – Note 5

SEE ACCOMPANYING NOTES

QUEST VENTURES INC.

 (A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to October 31, 2005

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

for the period ended January 31, 1982 to October 31, 2005

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

Continued

QUEST VENTURES INC.

 (A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to October 31, 2005

(Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated	Accumulated
		Common		During the	Other
	Number	Stock		Development	Comprehensive
	of Shares	Price	Amount	Stages	Income (loss)	Total
Balance January 31, 1998	285,624		3,897,205	(3,924,962)	(12,344)	(40,101)
Issued for cash:
Share purchase warrants	49,375	6.17	304,866		-	304,866
Share purchase warrants	12,500	5.37	67,114		-	67,114
Share purchase options	11,375	6.71	76,342		-	76,342

Net loss for year				(491,105)	-	(491,105)
Other comprehensive loss for the year	-		-	-	(5,396)	(15,396)

Balance January 31, 1999	358,874		4,345,527	(4,416,067)	(7,740)	(98,280)
Issued for cash
Share purchase warrants	19,375	6.22	120,451	-		120,451
Net loss for the year	-		-	(101,300)	-	(101,300)
Other comprehensive income for the year	-		-	-	2,484	2,484

Balance, January 31, 2000	378,249		4,465,978	(4,517,367)	(25,256)	(76,645)
Share consolidation – 1 share for 2 shares			-	-	-	-
Issued for cash:
Private placement	1,500,000	0.27	399,148	-	-	399,148
Share purchase warrants	6,250	0.27	1,663	-	-	1,663
Net loss for the year	-		-	(166,240)	-	(166,240)
Other comprehensive income for the year	-		-	-	8,357	8,357

Balance, January 31, 2001, as restated	1,884,499		4,866,789	(4,683,607)	(16,899)	166,283

…/Cont’d.

SEE ACCOMPANYING NOTES

Continued

QUEST VENTURES INC.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to October 31, 2005

(Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated	Accumulated
		Common		During the	Other
	Number	Stock		Development	Comprehensive
	of Shares	Price	Amount	Stages	Income (loss)	Total
Balance, January 31, 2001 (forward), as previously reported	1,884,499		4,866,789	(4,666,549)	(16,899)	183,341
Adjustment of prior year’s figures	-		-	(17,058)	-	(17,058)
Balance January 31, 2001, as restated	1,884,499		4,866,789	(4,683,607)	(16,899)	166,283
Issued for cash:
Private placement	250,000	0.99	247,316	-	-	247,316
Share purchase warrants	392,500	0.25	98,106	-	-	98,106
Escrow cancellation	(1,875)		-	-	-	-
Net loss for the year	-		-	(297,808)	-	(297,808)
Other comprehensive loss for the year	-		-	-	(5,878)	(5,878)
Balance January 31, 2002	2,525,124		5,212,211	(4,981,415)	(22,777)	208,019
Net loss for the year	-		-	(196,710)	-	(196,710)
Other comprehensive income for the year	-		-	-	3,535	3,535
Balance, January 31, 2003	2,525,124		5,212,211	(5,178,125)	(19,242)	14,844
Net loss for the year	-		-	(64,852)	-	(64,852)
Other comprehensive loss for the year	-		-	-	(1,366)	(1,366)
Balance, January 31, 2004	*2,525,124		$ 5,212,211	$ (5,242,977)	$ (20,608)	$ (51,374)
Net loss for the year	-		-	(61,474)	-	(61,474)
Other comprehensive loss for the year	-		-	-	(6,424)	(6,424)
Balance, January 31, 2005	2,525,124		5,212,211	(5,304,451)	(27,033)	(119,273)
Net loss for the period	-		-	(53,445)	-	(53,445)
Other comprehensive loss for the period			-	-	(7,673)	(7,673)
Balance, October 31, 2005	2,525,124		$ 5,212,211	$ (5,357,896)	$ (34,706)	$ (180,391)

•

The number of shares issued and outstanding have been restated to give retroactive effect to a 4 old shares for 1 new share consolidation.

SEE ACCOMPANYING NOTES

QUEST VENTURES INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

October 31, 2005

(Stated in U.S. Dollars)

(Unaudited)

Note 1

Interim Reporting

While the information presented in the accompanying interim three and nine months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s January 31, 2005 annual financial statements, except that they are no longer consolidated due to the disposal of 100% of the shares of its wholly-owned subsidiary, Jackalope Audio Inc. as disclosed in Note 3.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s January 31, 2005 annual financial statements.

Note 2

Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  The Company has accumulated losses of $5,357,896 since its commencement, and at October 31, 2005, has a working capital deficiency of $182,691 and has not yet attained profitable operations.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern.  Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

October 31, 2005 and 2004

(Stated in US Dollars)

Note 4

Related Party Transactions – Note 3

The Company has incurred expenses paid to directors, former directors, officers, companies controlled by directors of the Company and companies with directors in common with the Company as follows:

					February 1, 1997
					(Date of Incep-
					tion of Develop-
	Three months	ended	Nine months	ended	ment Stage) to
	October	31	October	31	October 31
	2005	2004	2005	2004	2005

Consulting fees	$ 6,843	$ 5,100	$ 19,106	$ 15,300	$ 337,992
Management fees	-	-	-	-	87,486
Office and general	-	-	-	-	5,387
Professional fees	780	732	2,180	1,924	42,983
Severance pay	-	-	-	-	50,000

	$ 7,623	$ 5,832	$ 21,286	$ 17,224	$ 523,848

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Included in accounts payable at October 31, 2005 is $7,947 (January 31, 2005:  $5,541) with respect to fees and expenses due to directors of the Company and companies controlled by directors of the Company.

Due to related parties consist of advances from a director and an insider of the Company.  These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

Note 5

Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.  During the nine months ended October 31, 2005, the Company sold its interest in iNoize and Jackalope Audio Inc. for $1 to a Company having a common director with the Company.  This amount was offset to due to related parties.

This transaction has been excluded from the statements of cash flows.

Note 6

Capital Stock

On July 19, 2005, the Company’s shareholders approved a reverse stock split of its common shares on the basis of one new share for two old shares and the subsequent alteration of the authorized share capital from 50,000,000 to 100,000,000.

Quest Ventures Inc.

(A Development Stage Company)

Notes to the Interim Financial Statements

October 31, 2005 and 2004

(Stated in US Dollars)

Note 7

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

The impact of the above on the consolidated financial statements is as follows:

	Nine months ended October 31,
	2005	2004

Comprehensive loss for the year per US GAAP	$ (61,118)	$ (48,633)

Net loss for the year per Canadian GAAP	$ (61,118)	$ (48,633)

Basic loss per share per Canadian GAAP	$ (0.02)	$ (0.02)

Weighted average number of shares outstanding per Canadian GAAP	2,525,124	2,525,124

Deficit, end of the year per US GAAP	$ (5,357,896)	$ (5,286,741)
Accumulated other comprehensive loss	(34,706)	(25,477)

Deficit, end of the year per Canadian GAAP	$ (5,392,602)	$ (5,312,218)

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

Results of Operations

We incurred a loss before comprehensive items of US $53,445 for the nine months ended October 31, 2005, compared to a loss of US $43,764 for the nine months ended October 31, 2004.  The approximate 22% increase in operating expenses incurred during the nine months ended October 31, 2005 compared with the operating expenses incurred during the nine months ended October 31, 2004 was primarily for professional and consulting fees and filing fees.  In view of our lack of operations, our administrative expenses are nominal as we continue to strive to maintain minimum expenditures.  Our expenses consist primarily of consulting fees, filing fees, professional fees, office and general, transfer agent fees and rent.  The professional and consulting fees relate to services required in order to maintain financial reporting and public filing requirements.

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

Liquidity and Capital Resources

We had cash of US $1,494 as of October 31, 2005, compared to US $264 at October 31, 2004, an increase of US $1,230.  We do not have sufficient funds on hand for our current operations.  We anticipate that we will operate at a loss for the foreseeable future.  Our management has continued to provide capital through equity financing.  We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete any plan of operations.

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

Dated:  December 7th, 2005

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

December 7th, 2005

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

December 7th, 2005

/s/ Donna M. Moroney

Donna M. Moroney,

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Quest Ventures Inc. (the “Company”) on Form 10-QSB for the period ended October 31st, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anton J. Drescher, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:

/s/   Anton J. Drescher

Anton J. Drescher,

Chief Executive Officer

December 7th, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Quest Ventures Inc. (the “Company”) on Form 10-QSB for the period ended October 31st, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Donna M. Moroney, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:

/s/   Donna M. Moroney

Donna M. Moroney,

Chief Financial Officer

December 7th, 2005