Form 10KSB
period 2006-01-31
DORATO RESOURCES INC
filed 2006-05-01
CIK 1126932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934.

For the fiscal year ended January 31, 2006

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the transition period from _______ to ___________.

Commission file number 0-29651

DORATO RESOURCES INC.

(formerly “Quest Ventures Inc.”)_

(Exact name of registrant as specified in its charter)

Wyoming

06-1616453

(State or Other Jurisdiction of

(I.R.S. Employer Identification No.)

Incorporation of Organization)

#507, 837 West Hastings Street, Vancouver, BC

V6C 3N6

(Address of principal executive offices)

(ZIP Code)

Registrant’s telephone number, including area code:

(604) 685-1017

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, no par value

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes |_| No | X |

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes |_| No | X |

Issuer’s revenues for its most recent fiscal year.   $Nil

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at April 28th, 2006 (computed by reference to average of the bid and asked price on the NEX of the common shares on such date): $746,355.

Number of common shares outstanding at April 28th, 2006: 1,262,562.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (Check one):   Yes ☐;   No ☒

PART I

Item 1.  Description of Business.

Certain statements contained in this Annual Report on Form 10-K (the "Report") of Dorato Resources Inc. (formerly “Quest Ventures Inc.”) (“we” or the "Company"), including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements." Readers should not place undue reliance on these forward-looking statements.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks described in this Report, including the "Risk Factors" section contained in this Item 1, and the other documents the Issuer files with the Securities and Exchange Commission (the "SEC").

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

As part of its acquisition of the Shares, Mystic agreed to assume all of our obligations under the Technology License and Website Hosting and Management Agreement dated November 15, 2000 and amended June 30, 2001 (the “License Agreement”), whereby iNoize granted to us a non-exclusive worldwide right to use its proprietary software technology (the "iNoize Technology") under the domain name, Jackalopeaudio.com ("Jackalope").  Pursuant to the terms of the License Agreement, iNoize was to provide all website hosting, technical and management services required to operate the website.  The License Agreement also permitted the sublicensing of the iNoize Technology to any third party.

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

As part of our reorganization and change of business, we received shareholder approval at our annual meeting held on July 19th, 2005 to a consolidation of our shares and concurrent name change.  Accordingly, effective April 24th, 2006, our shares were consolidated on the basis of one new share for each two old shares.  In connection with the share consolidation, we also changed our name to “Dorato Resources Inc.”.

Pursuant to the Asset Purchase Agreement, we agreed to dispose of our former subsidiary, Jackalope Audio, Inc., a Yukon company, so we no longer have any subsidiaries.

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

•

Impairment or disposal of long-lived assets; and

•

Deferred taxes.

Revenue recognition.  e-commerce revenue and other revenues are recognized in accordance with the terms of the specific agreement, which is generally upon delivery.  Banner advertising revenues are recognized ratably over the term of the related agreement.

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

Our Independent Auditors Have Expressed Doubts About our Ability to Continue as A Going Concern

The report of our independent auditors on our January 31, 2006 financial statements includes a note stating that our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted, with any certainty, at this time.  We have historically satisfied our capital needs primarily by issuing equity securities.  We plan to provide for our capital needs during the year ended January 31, 2007 by seeking funding by the issuance of equity securities.

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

Item 2.  Description of Properties.

Our principal executive offices and corporate offices are located in Vancouver, British

Columbia where we rent approximately 800 square feet at a monthly rent of $930 US ($1,150 Cdn).  As a result of the disposition of iNoize and related business, we no longer maintain an office in Old Lyme, Connecticut.

Item 3. Legal Proceedings.

There are no legal proceedings reportable pursuant to this section.  As of the date of this Form 10-KSB, we have not been served with notice of any legal proceedings and do not contemplate undertaking any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

There is a limited public market for our common shares. Our common shares trade on the NEX, a new board of the TSX Venture Exchange ("TSX") under the symbol "DRI.H".  Our shares also trade on the Berlin Stock Exchange Unofficial Regulated Market under the trading symbol "IQ4" and on the Frankfurt Stock Exchange.  We have been assigned the trading symbol "IQNW" by the NASD, but do not currently trade in the United States.  However, we intend to apply to be quoted on the NASD's Over-the-Counter Bulletin Board in the future.

The following table shows the high and low sales prices (in US dollars) of our common shares as reported by the NEX for the periods indicated.

NEX (Symbol “DRI.H”)

Period

High

Low

(Cdn.$)

(Cdn.$)

Quarter ended April 30, 2004

0.21

0.21

Quarter ended July 31, 2004

0.21

0.11

Quarter ended October 31, 2004

0.11

0.11

Quarter ended January 31, 2005

0.32

0.135

Quarter ended April 30, 2005

0.32

0.12

Quarter ended July 31, 2005

0.145

0.11

Quarter ended October 31, 2005

0.18

0.135

Quarter ended January 31, 2006

0.18

0.145

Period ended April 28, 2006

0.25

0.145

As at April 28th, 2006, we had approximately 303 registered stockholders holding 1,262,562 common shares.

To date, we have not paid any dividends on our common shares and do not expect to declare or pay any dividends on such common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by the Board of Directors.

There were no sales of securities made by us during the year ended January 31, 2006.

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

Results of Operations

We incurred a loss from continuing operations of $79,507 for the year ended January 31, 2006, compared to a loss of $61,474 for the year ended January 31, 2005.  The operating expenses incurred during the year ended January 31, 2006 were similar to those expenses incurred during the year ended January 31, 2005, except for a 59% increase in consulting fees related to the disposition of our asset and the name change and share consolidation.

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

Liquidity and Capital Resources

We had cash of $1,451 as of January 31, 2006, compared to $60 at January 31, 2005, an increase of $1,391.  We do not have sufficient funds on hand for our current operations.  Our management has continued to provide capital and will finance current operations through equity financings.  We anticipate that we will operate at a loss for the foreseeable future.  We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete any plan of operations.

Our capital requirements depend on numerous factors, including our ability to acquire a new business or asset, and the funding necessary to develop such business or asset to an extent that it generates revenues.

Item 7.  Financial Statements.

The financial statements and supplementary financial information required to be filed under this item are presented on pages F-1 through F-20 of this Report and are incorporated herein by reference.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of January 31, 2006, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Disclosure controls and procedures are the controls and other procedures that we designed to ensure that our records, processes, summarizes and reports in a timely manner the information we must disclose in reports that we file with or submit to the SEC.  Our Chief Executive Officer and Chief Financial Officer participated in this evaluation.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

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

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position, and period of service in his present position of each director and executive officer:

Name

Age

Position

Period of Service

Anton J. Drescher (1) (2)

49

Director, Chief Executive Officer and President

Since 1993

Gerhard Drescher (1) (2)

43

Director

Since 2000

Rowland Perkins (1) (2)

52

Director

Since 2005

Donna M. Moroney

46

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

Executive Officers and Directors:

Anton (Tony) J. Drescher has served as director since December 1998 and was appointed as President and Chief Executive Officer in December 2004.  During the past 5 years to present, Mr. Drescher has provided administrative and consulting services in his capacity as President and a director of Harbour Pacific Capital Corp. since 1998 and Westpoint Management Consultants Ltd. of Vancouver, British Columbia, Canada since 1978.  Mr. Drescher also currently serves or has served as a director and/or officer of the following TSX listed companies during the last 5 years: Amanta Resources Ltd. (1997 to 2004), International Tower Hill Mines Ltd. (October 1991 - present), USA Video Interactive Corp. (June 1993 - present), Landmark Minerals Inc. (February 2003 - present), Waymar Resources Ltd. (June 2005 - present), ACT Industrial Corporation (April 1994 to February 1998), Cardero Resource Corp. (March 1996 to April 2000) and Consolidated Team Resources Corp. (May 1994 to December 1995).  Mr. Drescher obtained a Diploma in Financial Management from the British Columbia Institute of Technology in June 1974.  He also obtained his Certified Management Accountant's designation in October 1981.

Gerhard (Gary) Jakob Drescher has been a director since July 7, 2000.  From 1989 to present, Mr. Drescher has been the President of Python Technologies of Delta, British Columbia, Canada, an electronics consulting firm.  Mr. Drescher has also served as a director of International Tower Hill Mines Ltd., a TSX listed company, since May 2005.

Rowland Perkins has been a director since January 2005.  Mr. Perkins is also a director of USA Video Interactive Corp. (January 2005 – present), a director of International Tower Hill Mines Ltd. (1998 – present) and a director of Waymar Resources Ltd. (June 2005 – present), all TSX listed companies.  He has been President and a director of eBackup Inc., of Calgary, Alberta, since 2001.  He was previously The Alberta Regional Manager of Securitinet Storage Solutions from 1999 to 2001, Vice-President of Simul Corp. from 1997 to 1999 and President of Franchise Network from 1994 to 1997.

Donna M. Moroney has been our Corporate Secretary since January 2005.  Ms. Moroney has been a self-employed consultant, providing regulatory compliance and corporate secretary services to public companies since 1992 and has been an instructor of corporate/securities law for paralegals.  Ms. Moroney currently serves as a director and Corporate Secretary of Galore Resources Inc. (March 2005 – present) and has served as Corporate Secretary of the following TSX listed companies:  International Tower Hill Mines Ltd. (1997 – present); Waymar Resources Ltd. (June 2005 – present) and serves as Corporate Secretary of Garuda Capital Corp. (2004 – present), a public company reporting in the United States.

Family Relationships

Gerhard (Gary) Jakob Drescher, one of our directors, is the brother of Anton (Tony) J. Drescher, a director and our President and Chief Executive Officer.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the SEC by Section 16 "reporting persons," including directors, certain officers, and holders of more than 10% of the outstanding common shares. We are required to disclose in this Annual Report on Form 10-KSB each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended January 31, 2006.

To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to us and written representations that no other reports were required, during the fiscal year ended January 31, 2006, our officers, directors and 10% shareholders complied with all Section 16(a) filing requirements applicable to them except as follows:

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

Item 10.  Executive Compensation.

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer (CEO), and to other persons serving as executive officers as of January 31, 2006, whose salary and bonus for such year exceeded $100,000 (collectively, the "Named Executive Officers") for the last three completed fiscal years.

Long Term Compensation
	Summary Compensation Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)	LTIP Payouts	All Other Compen-sation
		$	$	$	$	$	$	$
Drescher, Anton J. CEO, President & Director	2006 2005 2004	-0- -0- -0-	-0- -0- -0-	(1) 28,964 (1) 25,970 (1) 23,878	-0- -0- -0-	--0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Drescher, Gerhard J. Director	2006 2005 2004	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Perkins, Rowland Director	2006-2005	-0- -0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)

Represents consulting fees paid to Mr. Drescher through Harbour Pacific Capital Corp., a consulting firm wholly-owned by him, for management services.  The services include financial record keeping, secretarial and receptionist duties.  It also includes bookkeeping fees of $3,028 for the year ended January 31, 2006 ($2,818 for 2005; and $3,478 for 2004).

The following table sets forth certain information concerning grants of stock options to the Named Executive Officers during the year ended January 31, 2006.

OPTION/SAR GRANTS IN LAST FISCAL YEAR
	Individual Grants				Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Market Price on Date of Grant ($/Share)	Expiration Date	0% ($)	5% ($)	10% ($)
Drescher, Anton J.	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Drescher, Gerhard	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Perkins, Rowland	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)

No stock options were granted to employees and consultants during year ended January 31, 2006.

The following table sets forth certain information concerning exercises of stock options by the Named Executive Officers during the year ended January 31, 2006 and stock options held at year end.

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End Option / SAR Values

Aggregated Option / SAR Exercises in Last Fiscal Year and FY-End Option / SAR Values
			Number of Securities Underlying Unexercised Options / SARs at Fiscal year End (#)	Value of Unexercised In-the-Money Options / SARs at Fiscal Year End ($)
Name	Shares Acquired on Exercise (#)	Value Realised ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Drescher, Anton J.	-0-	-0-	0 / 0	N/A	/ $0
Drescher, Gerhard J.	-0-	-0-	0 / 0	N/A	/ $0
Perkins, Rowland	-0-	-0-	0 / 0	N/A	/ $0

(1)

On January 31, 2006, the average of the high and low bid prices of the common shares on the NEX was $0.18 Cdn.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of April 28th, 2006, the number of outstanding common shares beneficially owned by (i) each person known to us to beneficially own more than 5% of our outstanding common shares, (ii) each director, (iii) each Named Executive Officers, and (iv) all officers and directors as a group.

Name	Common Shares Owned	Percentage of Class
Anton J. Drescher	123,089	9.75%
Ray C. Jones	67,250	5.33%
Rowland Perkins	-0-	N/A
Gerhard J. Drescher	-0-	N/A
All Executive Officers and Directors as a Group (three persons)	190,338	15.08%

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)

The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Item 12.  Certain Relationships and Related Transactions.

In the year ended January 31, 2006, we paid consulting fees of $28,964 to Harbour Pacific Capital Corp., a company controlled by Anton J. Drescher, for management services.  The services include bookkeeping and financial record keeping, secretarial and receptionist duties.

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

(b)

Reports on Form 8-K

(i)

On April 1st, 2005 we announced that we agreed to assign to Mystic our 100% interest in the Shares (the “Shares”) of iNoize.  We also assigned to Mystic all of our interest in our wholly-owned subsidiary, Jackalope Audio, Inc., which owns the rights to the Jackalope website (www.jackalopeaudio.com).

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

(ii)

On July 19th, 2005 we announced that at the annual meeting of shareholders held on July 19th, 2005, the shareholders approved the following matters:

•

The election of management’s three nominees as set out in the Proxy Statement; as follows:

Anton J. Drescher

Gerhard Drescher

Rowland Perkins

•

The appointment of Amisano Hanson, Chartered Accountants, as auditors of the Company for the ensuing year and authorizing the directors to fix the auditor's remuneration.

•

A change of the Company’s name from “Quest Ventures Inc to “Dorato Resources Inc.”. or such other name as determined by the Board of Directors and is acceptable to the regulatory authorities.

•

An alteration of the share capital of the Company by way of a reverse stock split by consolidating all of the currently authorized share capital of 100,000,000 common shares without par value, of which 2,525,124 common shares are issued and outstanding, on a one new for two old basis, resulting in an authorized share capital of 50,000,000 shares without par value, of which 1,262,562 common shares will be issued and outstanding.

•

A subsequent alteration of the share capital of the Company by increasing the authorized capital of the Company from 50,000,000 common shares without par value to 100,000,000 common shares, of which 1,262,562 common shares will be issued and outstanding.

(iii)

On April 4, 2006 we announced we had now elected to proceed with the proposed name change and share consolidation approved by the shareholders at our annual meeting of shareholders held on July 19th, 2005.  The shareholders approved a change of name from “Quest Ventures Inc to “Dorato Resources Inc., together with an alteration of the share capital by consolidating all of the currently authorized share capital of 100,000,000 common shares without par value, of which 2,525,124 common shares are issued and outstanding, on a one new for two old basis, resulting in an authorized share capital of 50,000,000 shares without par value, of which 1,262,562 common shares will be issued and outstanding, and a subsequent increase of the authorized capital from 50,000,000 common shares without par value to 100,000,000 common shares.

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

3.20

Articles of Amendment (by Shareholders) filed April 24th, 2006 regarding two for one reverse stock split and change of name from Quest Ventures Inc. to Dorato Resources Inc.

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

Year ended January 31	2006	2005
Audit fees	$ 8,864	$ 4,950
Audit-related fees (1)	$ 0	$ 0
Tax fees (2)	$ 0	$ 0
All other fees (3)	$ 3,756	$4,179
Total	$12,620	$9,129

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

Beginning in the fiscal year ended January 31, 2004, the Audit Committee reviews all audit and non-audit related fees at least annually.  The Audit Committee pre-approved all audit and non-audit related services in the year ended January 31, 2006. The Audit Committee had concluded that the provision of the non-audit services listed above is compatible with maintaining the independence of Amisano Hanson, Chartered Accountants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   April 28th, 2006

DORATO RESOURCES INC.

By:

/s/ Anton J. Drescher

Anton J. Drescher,

Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Anton J. Drescher

Chief Executive Officer, Director

April 28th, 2006

-----------------------------------

Anton J. Drescher

/s/ Gerhard J. Drescher

Director

April 28th, 2006

------------------------------------

Gerhard J. Drescher

/s/ Rowland Perkins

Director

April 28th, 2006

-----------------------------------

Rowland Perkins

Exhibit 31.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER  PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Anton J. Drescher, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Dorato Resources Inc.;

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

April 28th, 2006

/s/ Anton J. Drescher

Anton J. Drescher,

Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER  PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Donna M. Moroney, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Dorato Resources Inc.;

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

April 28th, 2006

/s/ Donna M. Moroney

Donna M. Moroney,

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Dorato Resources Inc. (the “Company”) on Form 10-KSB for the year ended January 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anton J. Drescher, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:

/s/  Anton J. Drescher

Anton J. Drescher,

Chief Executive Officer

April 28th, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Dorato Resources Inc. (the “Company”) on Form 10-KSB for the year ended January 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Donna M. Moroney, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:

/s/  Donna M. Moroney

Donna M. Moroney,

Chief Financial Officer

April 28th, 2006

DORATO RESOURCES INC.

(formerly Quest Ventures Inc.)

(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

January 31, 2006 and 2005

(Stated in US Dollars)

A PARTNERSHIP OF INCORPORATED PROFESSIONALS

AMISANO HANSON

CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Dorato Resources Inc.

(formerly Quest Ventures Inc.)

(A Development Stage Company)

We have audited the accompanying balance sheets of Dorato Resources Inc. (formerly Quest Ventures Inc.) (A Development Stage Company) as of January 31, 2006 and 2005 and the related statements of operations, cash flows and stockholders’ deficiency for each of the years then ended and for the period from inception of the development stage, February 1, 1997 to January 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Dorato Resources Inc. as of January 31, 2006 and 2005 and the results of its operations and its cash flows for each of the years then ended and for the period from inception of the development stage, February 1, 1997 to January 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in the development stage, and has no established source of revenue and is dependent on its ability to raise capital from stockholders or other sources to sustain operations.  These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“AMISANO HANSON”
March 22, 2006, except as to Note 1, which is as of April 24, 2006	Chartered Accountants

750 WEST PENDER STREET, SUITE 604

TELEPHONE:    604-689-0188

VANCOUVER CANADA

FACSIMILE:      604-689-9773

V6C 2T7

E-MAIL:             amisan@telus.net

DORATO RESOURCES INC.

(formerly Quest Ventures Inc.)

(A Development Stage Company)

BALANCE SHEETS

January 31, 2006 and 2005

(Stated in US Dollars)

ASSETS	2006	2005

Current
Cash	$ 1,451	$ 60
Amount receivable	1,820	2,196
Prepaid expenses	992	898

	4,263	3,154
Equipment – Note 3	1,950	3,300

	$ 6,213	$ 6,454

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 6	$ 16,240	$ 36,323
Due to related parties – Note 6	193,399	83,331
Loans payable – Note 5	6,515	6,072

	216,154	125,726

STOCKHOLDERS DEFICIENCY

Capital stock – Note 1
Authorized:
100,000,000 common shares without par value
Issued:
1,262,562 common shares (2005: 1,262,562 common shares)	5,212,211	5,212,211
Deficit accumulated during the development stages	(5,383,958)	(5,304,451)
Accumulated other comprehensive loss	(38,194)	(27,032)

	(209,941)	(119,272)

	$ 6,213	$ 6,454

Nature and Continuance of Operations – Note 1

Subsequent Events – Note 10

APPROVED BY THE DIRECTORS:

“Anton J. Drescher”	Director	“Rowland Perkins”	Director
Anton J. Drescher		Rowland Perkins

SEE ACCOMPANYING NOTES

DORATO RESOURCES INC.

(formerly Quest Ventures Inc.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

for the years ended January 31, 2006 and 2005

and February 1, 1997 (Date of Inception of Development Stage) to January 31, 2006

(Stated in US Dollars)

			February 1, 1997
			(Date of
			Inception of
			Development
			Stage) to
			January 31,
	2006	2005	2006

General and Administrative Expenses
Amortization of equipment	$ 1,350	$ 1,570	$ 14,678
Automobile expenses	-	-	1,672
Consulting fees – Note 6	36,849	23,152	366,353
Filing fees	6,894	5,695	44,261
Insurance	-	-	1,318
Management fees – Note 6	-	-	87,486
Office and general – Note 6	2,808	2,933	146,189
Printing	-	-	6,989
Professional fees – Note 6	15,713	11,737	229,068
Product marketing	-	-	46,315
Rent	11,447	10,650	111,620
Telephone	-	-	42,922
Transfer agent fees	3,240	3,562	29,363
Travel and entertainment	1,206	998	46,006
Website maintenance	-	-	51,311

Loss before non-operating items	(79,507)	(60,297)	(1,225,551)

Non-operating items
Gain on settlement of accounts payable	-	-	15,833
Equity share of loss from investment – Note 4	-	-	(113,963)
Loss on write-down of investment and advances – Note 4	-	(1,177)	(112,402)
Gain on sale of subsidiary	-	-	200
Interest income	-	-	3,580
Severance pay – Note 6	-	-	(50,000)
Loss on disposal of equipment	-	-	(4,318)

	-	(1,177)	(261,070)

Loss from continuing operations	(79,507)	(61,474)	(1,486,621)

…/Cont’d.

SEE ACCOMPANYING NOTES

Continued

DORATO RESOURCES INC.

 (formerly Quest Ventures Inc.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

for the years ended January 31, 2006 and 2005

and February 1, 1997 (Date of Inception of Development Stage) to January 31, 2006

(Stated in US Dollars)

			February 1, 1997
			(Date of
			Inception of
			Development
			Stage) to
			January 31,
	2006	2005	2006

Loss from discontinued operations	-	-	(546,870)

Net loss for the period	(79,507)	(61,474)	(2,033,491)

Other comprehensive income (loss):
Foreign currency adjustments	(11,162)	(6,424)	(38,194)

Comprehensive loss	$ (90,669)	$ (67,898)	$ (2,071,685)

Basic loss per share	$ (0.07)	$ (0.05)

Weighted average shares outstanding	1,262,562	1,262,562

SEE ACCOMPANYING NOTES

DORATO RESOURCES INC.

(formerly Quest Ventures Inc.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the years ended January 31, 2006 and 2005

and February 1, 1997 (Date of Inception of Development Stage) to January 31, 2006

(Stated in US Dollars)

			February 1, 1997
			(Date of
			Inception of
			Development
			Stage) to
			January 31,
	2006	2005	2006

Cash flow used in operating activities
Net loss for the period from continuing operations	$ (79,507)	$ (61,474)	$ (1,486,621)
Items not involving cash:
Amortization of equipment	1,350	1,570	14,678
Foreign exchange	-	-	(12,106)
Loss on disposal of equipment	-	-	4,318
Gain on settlement of accounts payable	-	-	(15,833)
Equity share of loss (income) from investment	-	-	113,963
Gain on sale of subsidiary	-	-	(200)
Loss on write-down of investment and advances	-	1,177	112,402
Changes in continuing operations non-cash working capital balances consist of:
Amount receivable	376	(1,007)	(26,215)
Due from related parties	-	-	(645,299)
Prepaid expenses	(94)	31	(4,142)
Accounts payable	(20,083)	20,668	41,644
Advances to subsidiary	-	-	(81,556)
Due to related parties	110,068	42,906	270,877

Net cash provided by (used in) operating activities	12,110	3,871	(1,714,090)

Cash flow provided by (used in) investing activities:
Acquisition of investment	-	-	(488,424)
Proceeds on disposal of equipment	-	-	5,210
Proceeds on sale of subsidiary	-	-	200
Purchase of capital assets	-	-	(21,064)
Repayment of (increase in) advance receivable	-	(26)	1,124
Repayment of notes receivable	-	-	-

Net cash provided by (used in) investing activities	-	(26)	(502,954)

…/Cont’d

SEE ACCOMPANYING NOTES

Continued

DORATO RESOURCES INC.

 (formerly Quest Ventures Inc.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the years ended January 31, 2006 and 2005

and February 1, 1997 (Date of Inception of Development Stage) to January 31, 2006

(Stated in US Dollars)

			February 1, 1997
			(Date of
			Inception of
			Development
			Stage) to
			January 31,
	2006	2005	2006

Cash flow provided by financing activities:
Common shares issued for cash	-	-	1,850,989
Loans payable	443	2,304	6,515

Net cash provided by financing activities	443	2,304	1,857,504

Effect of foreign currency translation	(11,162)	(6,424)	(38,194)

Decrease in cash during the period from continuing operations	1,391	(275)	(397,734)

Cash flows from discontinued operations	-	-	395,272

Net decrease in cash	1,391	(275)	(2,462)

Cash, beginning of the period	60	335	3,913

Cash, end of the period	$ 1,451	$ 60	$ 1,451

Non-cash Transaction – Note 9

SEE ACCOMPANYING NOTES

DORATO RESOURCES INC.

(formerly Quest Ventures Inc.)

(A Development Stage Company)

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to January 31, 2006

(Stated in US Dollars)

				Deficit
				Accumulated	Accumulated
		Common		During the	Other
	Number	Stock		Development	Comprehensive
	of Shares	Price	Amount	Stages	Income (loss)	Total

Issued on incorporation 1983	494	$ 48.56	$ 23,989	$ -	$ -	$ 23,989
Escrow shares issued for resource property 1983	1,875	3.24	6,073	-	-	6,073
Issued for prospectus 1984	2,500	50.00	125,000	-	-	125,000
Issued for private placement 1987	1,140	181.03	206,464	-	-	206,464
Exercise of share purchase warrants 1987	1,000	75.42	75,420	-	-	75,420
Exercise of share purchase options 1987	237	138.77	32,959	-	-	32,959
Issued for settlement of debt 1987	554	90.51	50,142	-	-	50,142
Exercise of share purchase options 1988	282	162.50	45,905	-	-	45,905
Issued for settlement of debt 1988	264	772.77	204,011	-	-	204,011
Issued for private placement 1989	250	84.44	21,111	-	-	21,111
Exercise of share purchase options 1989	62	331.02	20,689	-	-	20,689
Issued for settlement of debt 1989	616	168.87	104,023	-	-	104,023
Exercise of share purchase warrants 1990	250	154.24	38,560	-	-	38,560
Issued for private placement 1990	50	171.38	8,569	-	-	8,569
Exercise of share purchase options 1990	478	336.09	160,650	-	-	160,650
Issued for settlement of debt 1990	328	548.81	180,009	-	-	180,009
Issued for private placement 1991	1,563	181.53	283,645	-	-	283,645
Exercise of share purchase options 1991	1,221	97.75	119,396	-	-	119,396
Issued for settlement of debt 1991	517	348.99	180,600	-	-	180,600
Exercise of share purchase options 1992	3,075	16.55	50,898	-	-	50,898
Exercise of share purchase options 1993	2,000	15.51	31,013	-	-	31,013
Issued for private placement 1993	5,000	15.51	77,531	-	-	77,531
Issued for settlement of debt 1993	2,454	31.01	76,082	-	-	76,082
Exercise of share purchase options 1994	2,425	15.51	37,603	-	-	37,603
Issued for private placement 1994	5,000	29.28	146,424	-	-	146,424
Exercise of share purchase warrants 1994	5,000	29.28	146,424	-	-	146,424
Issued for acquisition of subsidiary company 1994	11,250	14.64	164,727	-	-	164,727
Issued for settlement of debt 1994	2,488	29.29	72,848	-	-	72,848

…/Cont’d

SEE ACCOMPANYING NOTES

Continued

DORATO RESOURCES INC.

 (formerly Quest Ventures Inc.)

(A Development Stage Company)

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to January 31, 2006

 (Stated in US Dollars)

				Deficit
				Accumulated	Accumulated
		Common		During the	Other
	Number	Stock		Development	Comprehensive
	of Shares	Price	Amount	Stages	Income (loss)	Total

Issued for private placement 1995	2,500	29.14	72,854	-	-	72,854
Issued for private placement 1995	15,000	14.57	218,563	-	-	218,563
Exercise of share purchase warrants 1995	1,250	14.57	18,214	-	-	18,214
Exercise of share purchase warrants 1995	1,000	29.14	29,142	-	-	29,142
Exercise of share purchase warrants 1995	188	29.14	5,464	-	-	5,464
Exercise of share purchase warrants 1995	500	14.57	7,285	-	-	7,285
Issued for private placement 1996	6,563	14.48	95,014	-	-	95,014
Exercise of share purchase warrants 1996	1,875	18.10	33,934	-	-	33,934
Exercise of share purchase warrants 1996	1,313	36.20	47,507	-	-	47,507
Exercise of share purchase warrants 1997	6,563	14.45	94,806	-	-	94,806
Exercise of share purchase options 1997	8,250	5.78	47,674	-	-	47,674
Net loss from inception to January 31, 1997	-		-	(3,350,470)	-	(3,350,470)
Other comprehensive income from inception to January 31, 1997	-		-	-	3	3

Balance January 31, 1997	97,375		3,361,222	(3,350,470)	3	10,755
Issued for cash:
Private placement	25,000	11.49	287,294		-	287,294
Share purchase options	4,812	14.36	69,130		-	69,130
Share subdivision – 2 shares for 1 share	-		-		-
Issued for cash:
Private placement	15,625	11.49	179,559		-	179,559
Net loss for year	-		-	(574,492)	-	(574,492)
Other comprehensive loss for the year	-		-	-	(12,347)	(12,347)

…/Cont’d

SEE ACCOMPANYING NOTES

Continued

DORATO RESOURCES INC.

 (formerly Quest Ventures Inc.)

(A Development Stage Company)

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to January 31, 2006

(Stated in US Dollars)

				Deficit
				Accumulated	Accumulated
		Common		During the	Other
	Number	Stock		Development	Comprehensive
	of Shares	Price	Amount	Stages	Income (loss)	Total
Balance January 31, 1998	142,812		3,897,205	(3,924,962)	(12,344)	(40,101)
Issued for cash:
Share purchase warrants	24,687	12.35	304,866	-	-	304,866
Share purchase warrants	6,250	10.74	67,114	-	-	67,114
Share purchase options	5,688	13.42	76,342	-	-	76,342
	-
Net loss for year	-		-	(491,105)	-	(491,105)
Other comprehensive loss for the year	-		-	-	(15,396)	(15,396)

Balance January 31, 1999	179,437		4,345,527	(4,416,067)	(27,740)	(98,280)
Issued for cash	-
Share purchase warrants	9,688	12.43	120,451	-	-	120,451
Net loss for the year	-		-	(101,300)	-	(101,300)
Other comprehensive income for the year	-		-	-	2,484	2,484

Balance, January 31, 2000	189,125		4,465,978	(4,517,367)	(25,256)	(76,645)
Share consolidation – 1 share for 2 shares			-	-	-	-
Issued for cash:
Private placement	750,000	0.53	399,148	-	-	399,148
Share purchase warrants	3,125	0.53	1,663	-	-	1,663
Net loss for the year	-		-	(166,240)	-	(166,240)
Other comprehensive income for the year	-		-	-	8,357	8,357

Balance, January 31, 2001	942,250		4,866,789	(4,683,607)	(16,899)	166,283

…/Cont’d

SEE ACCOMPANYING NOTES

Continued

DORATO RESOURCES INC.

 (formerly Quest Ventures Inc.)

(A Development Stage Company)

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to January 31, 2006

(Stated in US Dollars)

				Deficit
				Accumulated	Accumulated
		Common		During the	Other
	Number	Stock		Development	Comprehensive
	of Shares	Price	Amount	Stages	Income (loss)	Total
Issued for cash:
Private placement	125,000	2.00	247,316	-	-	247,316
Share purchase warrants	196,250	0.50	98,106	-	-	98,106
Escrow cancellation	(938)		-	-	-	-
Net loss for the year	-		-	(297,808)	-	(297,808)
Other comprehensive loss for the year	-		-	-	(5,878)	(5,878)

Balance January 31, 2002	1,262,562		5,212,211	(4,981,415)	(22,777)	208,019
Net loss for the year	-		-	(196,710)	-	(196,710)
Other comprehensive income for the year	-		-	-	3,535	3,535

Balance, January 31, 2003	1,262,562		5,212,211	(5,178,125)	(19,242)	14,844
Net loss for the year	-		-	(64,852)	-	(64,852)
Other comprehensive income for the year	-		-	-	(1,366)	(1,366)

Balance, January 31, 2004	1,262,562		5,212,211	(5,242,977)	(20,608)	(51,374)
Net loss for the year	-		-	(61,474)	-	(61,474)
Other comprehensive income for the year	-		-	-	(6,424)	(6,424)

Balance, January 31, 2005	1,262,562		5,212,211	(5,304,451)	(27,032)	(119,272)
Net loss for the year	-		-	(79,507)	-	(79,507)
Other comprehensive income for the year	-		-	-	(11,162)	(11,162)

Balance, January 31, 2006	1,262,562		$ 5,212,211	$ (5,383,958)	$ (38,194)	$ (209,941)

*

The number of shares issued and outstanding have been restated to give retroactive effect to various consolidations and a forward split of its share capital (Note 1).

SEE ACCOMPANYING NOTES

DORATO RESOURCES INC.

(formerly Quest Ventures Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2006 and 2005

(Stated in U.S. Dollars)

Note 1

Nature and Continuance of Operations

Dorato Resources Inc. (the “Company”) is a public company in the development stage and is listed on the NEX Board of the TSX Venture Exchange.  During the year ended January 31, 2005, the shareholders approved a change of the Company’s primary business focus of developing its Jackalope Audio Website to other business opportunities, including the acquisition, exploration and development of natural resource properties.  Although the Company is actively seeking a resource property, no decision has been made to date.

Dorato Resources Inc.’s corporate jurisdiction is the State of Wyoming, and it is extra-provincially registered in British Columbia and Alberta, Canada.  The Company was incorporated in British Columbia, Canada on May 26, 1981 as Force Energy Ltd.  On September 10, 1981 the Company changed its name to Force Resources Ltd.  On December 1, 1994 the Company changed its name to Force Technologies Inc. and consolidated its common shares on a five old for one new basis.  On October 1, 1997 the Company changed its name to Glassmaster Industries Inc. and forward split its common shares on a one old for two new basis.  On April 24, 1998 the Company continued its corporate jurisdiction into the state of Wyoming, United States of America.  On January 19, 2000, the Company changed its name to Interlink Systems Inc. and consolidated its common shares on a ten old for one new basis.  On August 14, 2000, the Company changed its name to iQuest Networks Inc. and consolidated its common shares on a two old for one new basis.  On October 28, 2003, the Company changed its name to Quest Ventures Inc. and consolidated its common shares on a four old for one new basis.  On October 9, 1997 the Company incorporated its wholly-owned subsidiary Glassmaster Industries Inc. (“Glassmaster”) in the State of Nevada, United States of America.  On January 15, 2001, the Company sold 100% of its interest in Glassmaster.  On March 1, 2001, the Company incorporated a wholly-owned subsidiary, Jackalope Audio Inc, under the Yukon Business Corporations Act.  On March 31, 2005, the Company sold 100% of its interest in Jackalope Audio Inc. (Note 4).  On April 24, 2006, the Company changed its name to Dorato Resources Inc. and consolidated its common shares on two old shares for one new basis.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At January 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $5,383,958 since its inception, has a working capital deficiency of $211,891 and expects to incur further losses in the

Dorato Resources Inc.

(formerly Quest Ventures Inc.)

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2006 and 2005

(Stated in US Dollars) – Page 2

Note 1

Nature and Continuance of Operations (continued)

development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2

Summary of Significant Accounting Principles

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involved the use of estimates, which have been made using careful judgement.  Actual results may differ from these estimates.

The financial statements, in management’s opinion, have been properly prepared within the framework of the significant accounting policies summarized below:

Development Stage Company

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“FAS”) No. 7.  For the purpose of providing cumulative amounts for the statements of operations and cash flows, these amounts consider only those losses for the period from February 1, 1997 to January 31, 2006, the period in which the Company has undertaken a new development stage activity.

Principles of Consolidation

The January 31, 2005 consolidated financial statements included the accounts of the Company and its wholly-owned inactive subsidiary, Jackalope Audio Inc. (“Jackalope”).  All significant intercompany transactions and balances have been eliminated on consolidation.

The January 31, 2006 financial statements include Jackalope to March 31, 2005, the date of its disposal.

Dorato Resources Inc.

(formerly Quest Ventures Inc.)

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2006 and 2005

(Stated in US Dollars) – Page 3

Note 2

Summary of Significant Accounting Principles – (continued)

Equipment and Amortization

Equipment consists of office equipment and is recorded at cost.  The Company provides for amortization using the declining balance method at the rate of 20% per annum.

Investment

The Company’s 46 2/3% investment in the issued and outstanding shares of iNoize.com Software Ltd.  (“iNoize”) (Note 4), is accounted for by the equity method.  Under this method, the investment is initially recorded at cost and is increased for the proportionate share of any post acquisition earnings and is decreased by any post acquisition losses and dividends received.  The excess of the cost of equity investment over the underlying book value at the date of acquisition is amortized over the estimated useful lives of the underlying assets to which it is attributed.  A loss in value of an investment which is other than a temporary decline would be recognized the same as a loss in value of other long-lived assets.  Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment.

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

Foreign Currency Translation

The Company translates amounts into the functional currency, Canadian dollars, and the reporting currency, United States dollars in accordance with FAS No. 52. “Foreign Currency Translation.”  At each balance sheet date, recorded balances that are denominated in a currency other than U.S. dollars are adjusted to reflect the current exchange rate which may give rise to a translation adjustment which is reported as a component of other comprehensive income in the equity section of the balance sheet.

Dorato Resources Inc.

(formerly Quest Ventures Inc.)

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2006 and 2005

(Stated in US Dollars) – Page 4

Note 2

Summary of Significant Accounting Principles – (continued)

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

Dorato Resources Inc.

(formerly Quest Ventures Inc.)

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2006 and 2005

(Stated in US Dollars) – Page 5

Note 2

Summary of Significant Accounting Principles – (continued)

Financial Instruments

The carrying value of cash and accounts payable and accrued liabilities approximate fair value because of the short maturity of those instruments.  Due to related parties and loans payable also approximate fair value.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Note 3

Equipment

2006
Accumulated
	Cost	Amortization	Net

Office equipment	$ 12,606	$ 10,656	$ 1,950

2005
Accumulated
	Cost	Amortization	Net

Office equipment	$ 12,606	$ 9,306	$ 3,300

Dorato Resources Inc.

(formerly Quest Ventures Inc.)

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2006 and 2005

(Stated in US Dollars) – Page 6

Note 4

Investment

By an agreement dated September 28, 2000, the Company acquired 2,500,000 common shares (33 1/3%) of iNoize by the payment of $166,889.  By an agreement dated May 25, 2001, the Company acquired an additional 1,875,000 common shares (13 1/3%) of iNoize for $66,665.  At January 31, 2005, the Company owned a total of 4,375,000 common shares of iNoize, representing 46 2/3% of the issued and outstanding shares of iNoize.

iNoize is developing various software applications to enable locating and sharing of personal music collections by broadband streaming over the internet.

The difference between the amount of the cost of the investment and the amount of underlying equity in net assets at the time of the acquisitions as noted above, was $267,418.  This amount was amortized on the straight-line basis over three years.  The investment was written-down to $1 during the year ended January 31, 2003 because there was an absence of an ability to recover the carrying amount of the investment and the inability of iNoize to sustain an earnings capacity which would justify the carrying amount of the investment.

During the year ended January 31, 2005, the Company wrote-off the $1 investment and the advance receivable of $1,177 as the advance was uncollectible and the Company indicated its intention to sell its interest in iNoize.

	2006	2005

Opening balance	$ -	$ 1
Equity share of income	-	-
Write-down of investment	-	(1)
Foreign exchange	-	-

Net carrying amount	$ -	$ -

On March 31, 2005, the Company disposed of its 100% interest in the 4,375,000 Class B voting shares of iNoize, its 100% interest in Jackalope and assigned its rights to a license agreement, all to a related company.  The consideration for this transaction is $1 and the assumption of all debts and liabilities of the Company related to these assets.  The Company is related to this assignee, as the controlling shareholder of the assignee is a director of the Company.

Dorato Resources Inc.

(formerly Quest Ventures Inc.)

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2006 and 2005

(Stated in US Dollars) – Page 7

Note 4

Investment – (continued)

Summarized financial information for this investment at January 31, 2006 and 2005 and for the years then ended is as follows:

	2006	2005

Current assets	$ -	$ 83
Capital assets	-	5,664

Total assets	$ -	$ 5,747

Current liabilities	$ -	$ 16,905
Total shareholders’ equity (deficiency)	-	(11,158)

Total liabilities and shareholders’ equity	$ -	$ 5,747

Net sales	$ -	$ -
SR & ED expense recovery	-	-
General and administrative expenses	-	(12,691)

Net loss for the year	$ -	$(12,691)

Note 5

Loans Payable

Loans payable are unsecured, non-interest bearing and have no specific terms for repayment.

Note 6

Related Party Transactions – Note 4

The Company has incurred expenses paid to directors, former directors, officers, companies controlled by directors of the Company and companies with directors in common with the Company as follows:

Dorato Resources Inc.

(formerly Quest Ventures Inc.)

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2006 and 2005

(Stated in US Dollars) – Page 8

Note 6

Related Party Transactions (continued)

			February 1,
			1997 (Date of
			Inception of
			Development
			Stage) to
			January 31,
	2006	2005	2006

Consulting fees	$ 25,936	$ 23,152	$ 318,886
Management fees	-	-	87,486
Office and general	-	-	5,387
Professional fees	3,028	2,818	40,803
Severance pay	-	-	50,000

	$ 28,964	$ 25,970	$ 502,562

Note 6

Related Party Transactions – Note 4 – (cont’d)

Included in accounts payable at January 31, 2006 is $1,338 (2005:  $5,541) with respect to fees and expenses due to directors of the Company and companies controlled by directors of the Company.

Due to related parties consist of advances from a director and an insider of the Company.  These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

Note 7

Deferred Tax Assets

The following table summarizes the significant components of the Company’s deferred tax assets:

	2006	2005
Deferred Tax Assets
Net operating loss carryforward	$ 435,281	$ 408,700

Gross deferred tax assets	$ 435,281	$ 408,700
Valuation allowance for deferred tax asset	(435,281)	(408,700)

	$ -	$ -

Dorato Resources Inc.

(formerly Quest Ventures Inc.)

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2006 and 2005

(Stated in US Dollars) – Page 9

Note 7

Deferred Tax Assets (continued)

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards, which is more likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry, due to sustained losses from operations.  Management believes that it is more likely-than-not that the carryforwards will expire and will not be realized from future operations.

Note 8

Income Taxes

No provision for income taxes has been provided in these consolidated financial statements due to the net loss.  At January 31, 2006, the Company has net operating loss carryforwards, which expire commencing in 2019, totalling approximately $1,280,200 the potential tax benefit of which has not been recorded in the financial statements.

Note 9

Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.  During the year ended January 31, 2002, the Company issued 31,250 common shares pursuant to the exercise of share purchase warrants at $0.50, for subscriptions of $16,631 paid for during the year ended January 31, 2001.  This transaction has been excluded from the statements of cash flows.

Note 10

Subsequent Events – Note 1

Subsequent to January 31, 2006, a director of the Company advanced a total of $7,200 to the Company as unsecured, non-interest bearing loans with no specific terms of repayment.