Form 10QSB
period 2006-05-30
DORATO RESOURCES INC
filed 2006-06-12
CIK 1126932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2006

[ ]

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 0-33299

DORATO RESOURCES INC.

(Exact name of Small Business Issuer as specified in its charter)

Wyoming

06-1616453

(State or other jurisdiction of

(IRS Employer

incorporation)

Identification No.)

#507, 837 West Hastings Street, Vancouver, British Columbia, V6C 3N6

(Address of principal executive offices)

(604) 685-1017

(Issuer’s telephone number)

QUEST VENTURES INC.

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(3) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  1,262,562 shares of Common Stock as at June 12, 2006.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I  FINANCIAL INFORMATION

Item 1.

Financial Statements

GENERAL

Dorato Resources Inc.'s (the "Company") unaudited financial statements for the three months ended April 30, 2006 are included with this Form 10-QSB.  The unaudited financial statements for the three months ended April 30, 2006 include:

(a)

Balance Sheet as of April 30, 2006 and January 31, 2006;

(b)

Statement of Operations –Three months ended April 30, 2006 and April 30, 2005 and February 1, 1997 (Date of Inception of Development Stage) to April 30, 2006;

(c)

Statement of Cash Flows – Three months ended April 30, 2006 and April 30, 2005 and February 1, 1997 (Date of Inception of Development Stage) to April 30, 2006;

(d)

Statement of Stockholder's Equity (Deficiency) - For period ended January 31, 1982 to April 30, 2006;

(e)

Notes to Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended April 30, 2006 are not necessarily indicative of the results that can be expected for the fiscal year ending January 31, 2007.  The Financial Statements have been reviewed by and are on file with the Company's Auditor.

DORATO RESOURCES INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

April 30, 2006

(Stated in US Dollars)

(Unaudited)

The accompanying unaudited interim consolidated financial statements of Dorato Resources Inc. for the three months ended April 30, 2006 have been prepared by management and approved by the Audit Committee and the Board of Directors of the Company.  These interim consolidated financial statements have not been reviewed by the Company’s external auditors.

DORATO RESOURCES INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

April 30, 2006 and January 31, 2005

(Stated in US Dollars)

(Unaudited)

		April 30,	January 31,
ASSETS		2006	2006

Current
Cash		$ 830	$ 1,451
Amount receivable		-	1,820
Prepaid expenses		851	992

		1,681	4,263
Equipment		1,671	1,950

		$ 3,352	$ 6,213

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 4		$ 12,991	$ 16,240
Due to related parties – Note 4		220,815	193,399
Loans payable		6,591	6,515

		240,397	216,154

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 5
Authorized:
100,000,000	common shares without par value
Issued:
1,262,562	common shares (January 31, 2006: 1,262,562 common shares)	5,212,211	5,212,211
Additional paid-in capital		5,354	-
Deficit accumulated during the development stages		(5,413,816)	(5,383,958)
Accumulated other comprehensive loss		(40,794)	(38,194)

		(237,045)	(209,941)

		$ 3,352	$ 6,213

SEE ACCOMPANYING NOTES

DORATO RESOURCES INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three months ended April 30, 2006 and 2005 and

February 1, 1997 (Date of Inception of Development Stage) to April 30, 2006

(Stated in US Dollars)

(Unaudited)

			February 1, 1997
			(Date of
			Inception of
			Development
	Three months ended		Stage) to
	April 30,		April 30,
	2006	2005	2006

General and administrative expenses
Amortization of equipment	$ 279	$ 165	$ 14,957
Automobile expenses	-	-	1,672
Consulting fees – Note 4	6,523	6,096	372,876
Filing fees	4,236	3,147	48,497
Insurance	-	-	1,318
Interest and bank charges – Note 4	5,410	-	5,410
Management fees – Note 4	-	-	87,486
Office and general – Note 4	891	167	147,080
Printing	-	-	6,989
Professional fees – Note 4	8,082	5,216	237,150
Product marketing	-	-	46,315
Rent	3,001	2,804	114,621
Telephone	-	-	42,922
Transfer agent fees	1,436	684	30,799
Travel and entertainment	-	-	46,006
Website maintenance	-	-	51,311

Loss before non-operating items	(29,858)	(18,279)	(1,255,409)

Non-operating items
Gain on settlement of accounts payable	-	-	15,833
Equity share of loss from investment	-	-	(113,963)
Loss on write-down of investment and advances – Note 3	-	-	(112,402)
Gain on sale of subsidiary	-	1	200
Interest income	-	-	3,580
Severance pay – Note 4	-	-	(50,000)
Loss on disposal of equipment	-	-	(4,318)

	-	1	(261,070)

Loss from continuing operations	(29,858)	(18,278)	(1,516,479)

…/Cont’d.

SEE ACCOMPANYING NOTES

Continued

DORATO RESOURCES INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three months ended April 30, 2006 and 2005 and

February 1, 1997 (Date of Inception of Development Stage) to April 30, 2006

(Stated in US Dollars)

(Unaudited)

			February 1, 1997
			(Date of
			Inception of
			Development
	Three months ended		Stage) to
	April 30,		April 30,
	2006	2005	2006

Loss from discontinued operations	-	-	(546,870)

Net loss for the period	(29,858)	(18,278)	(2,063,349)

Other comprehensive income (loss):
Foreign currency adjustments	(2,600)	2,090	(40,794)

Comprehensive loss	$ (32,458)	$ (16,188)	$(2,104,143)

Basic loss per share	$ (0.02)	$ (0.01)

Weighted average shares outstanding	1,262,562	1,262,562

SEE ACCOMPANYING NOTES

DORATO RESOURCES INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the three months ended April 30, 2006 and 2005 and

February 1, 1997 (Date of Inception of Development Stage) to April 30, 2006

(Stated in US Dollars)

(Unaudited)

			February 1, 1997
			(Date of
			Inception of
			Development
	Three months ended		Stage) to
	April 30,		April 30,
	2006	2005	2006

Cash flow used in operating activities
Net loss for the period from continuing operations	$ (29,858)	$ (18,278)	$(1,516,479)
Items not involving cash:
Amortization of equipment	279	165	14,957
Donated interest expense	5,354	-	5,354
Foreign exchange	-	-	(12,106)
Loss on disposal of equipment	-	-	4,318
Gain on settlement of accounts payable	-	-	(15,833)
Equity share of loss (income) from investment	-	-	113,963
Gain on sale of subsidiary	-	(1)	(200)
Loss on write-down of investment and advances	-	-	112,402
Changes in continuing operations non-cash working capital balances consist of:
Amount receivable	1,820	750	(24,395)
Due from related parties	-	-	(645,299)
Prepaid expenses	141	152	(4,001)
Accounts payable	(3,249)	(11,310)	38,395
Advances to subsidiary	-	-	(81,556)
Due to related parties	27,416	26,382	298,293

Net cash provided by (used in) operating activities	1,903	(2,140)	(1,712,187)

Cash flow provided by (used in) investing activities:
Acquisition of investment	-	-	(488,424)
Proceeds on disposal of equipment	-	-	5,210
Proceeds on sale of subsidiary	-	-	200
Purchase of capital assets	-	-	(21,064)
Repayment of (increase in) advance receivable	-	-	1,124
Repayment of notes receivable	-	-	-

Net cash used in investing activities	-	-	(502,954)

…/Cont’d

SEE ACCOMPANYING NOTES

Continued

DORATO RESOURCES INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the three months ended April 30, 2006 and 2005

and February 1, 1997 (Date of Inception of Development Stage) to April 30, 2006

(Stated in US Dollars)

(Unaudited)

			February 1, 1997
			(Date of
			Inception of
			Development
	Three months ended		Stage) to
	April 30,		April 30,
	2006	2005	2006

Cash flow provided by financing activities:
Common shares issued for cash	-	-	1,850,989
Loans payable	76	-	6,591

Net cash provided by financing activities	76		1,857,580

Effect of foreign currency translation	(2,600)	2,090	(40,794)

Decrease in cash during the period from continuing operations	(621)	(50)	$ (398,355)

Cash flows from discontinued operations	-	-	395,272

Net decrease in cash	(621)	(50)	(3,083)

Cash, beginning of the period	1,451	60	3,913

Cash, end of the period	$ 830	$ 10	$ 830

Non-cash Transaction – Note 6

SEE ACCOMPANYING NOTES

DORATO RESOURCES INC.

(A Development Stage Company)

INTERIM STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to April 30, 2006

(Stated in US Dollars)

(Unaudited)

					Deficit
					Accumulated	Accumulated
		Common		Additional	During the	Other
	Number	Stock		Paid-in	Development	Comprehensive
	of Shares	Price	Amount	Capital	Stages	Income (loss)	Total

Issued on incorporation 1983	494	$ 48.56	$ 23,989	$ -	$ -	$ -	$ 23,989
Escrow shares issued for resource property 1983	1,875	3.24	6,073	-	-	-	6,073
Issued for prospectus 1984	2,500	50.00	125,000	-	-	-	125,000
Issued for private placement 1987	1,140	181.03	206,464	-	-	-	206,464
Exercise of share purchase warrants 1987	1,000	75.42	75,420	-	-	-	75,420
Exercise of share purchase options 1987	237	138.77	32,959	-	-	-	32,959
Issued for settlement of debt 1987	554	90.51	50,142	-	-	-	50,142
Exercise of share purchase options 1988	282	162.50	45,905	-	-	-	45,905
Issued for settlement of debt 1988	264	772.77	204,011	-	-	-	204,011
Issued for private placement 1989	250	84.44	21,111	-	-	-	21,111
Exercise of share purchase options 1989	62	331.02	20,689	-	-	-	20,689
Issued for settlement of debt 1989	616	168.87	104,023	-	-	-	104,023
Exercise of share purchase warrants 1990	250	154.24	38,560	-	-	-	38,560
Issued for private placement 1990	50	171.38	8,569	-	-	-	8,569
Exercise of share purchase options 1990	478	336.09	160,650	-	-	-	160,650
Issued for settlement of debt 1990	328	548.81	180,009	-	-	-	180,009
Issued for private placement 1991	1,563	181.53	283,645	-	-	-	283,645
Exercise of share purchase options 1991	1,221	97.75	119,396	-	-	-	119,396
Issued for settlement of debt 1991	517	348.99	180,600	-	-	-	180,600
Exercise of share purchase options 1992	3,075	16.55	50,898	-	-	-	50,898
Exercise of share purchase options 1993	2,000	15.51	31,013	-	-	-	31,013
Issued for private placement 1993	5,000	15.51	77,531	-	-	-	77,531
Issued for settlement of debt 1993	2,454	31.01	76,082	-	-	-	76,082
Exercise of share purchase options 1994	2,425	15.51	37,603	-	-	-	37,603
Issued for private placement 1994	5,000	29.28	146,424	-	-	-	146,424
Exercise of share purchase warrants 1994	5,000	29.28	146,424	-	-	-	146,424
Issued for acquisition of subsidiary company 1994	11,250	14.64	164,727	-	-	-	164,727

…/Cont’d

SEE ACCOMPANYING NOTES

Continued

DORATO RESOURCES INC.

(A Development Stage Company)

INTERIM STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to April 30, 2006

(Stated in US Dollars)

(Unaudited)

					Deficit
					Accumulated	Accumulated
		Common		Additional	During the	Other
	Number	Stock		Paid-in	Development	Comprehensive
	of Shares	Price	Amount	Capital	Stages	Income (loss)	Total

Issued for settlement of debt 1994	2,488	29.29	72,848	-	-	-	72,848
Issued for private placement 1995	2,500	29.14	72,854	-	-	-	72,854
Issued for private placement 1995	15,000	14.57	218,563	-	-	-	218,563
Exercise of share purchase warrants 1995	1,250	14.57	18,214	-	-	-	18,214
Exercise of share purchase warrants 1995	1,000	29.14	29,142	-	-	-	29,142
Exercise of share purchase warrants 1995	188	29.14	5,464	-	-	-	5,464
Exercise of share purchase warrants 1995	500	14.57	7,285	-	-	-	7,285
Issued for private placement 1996	6,563	14.48	95,014	-	-	-	95,014
Exercise of share purchase warrants 1996	1,875	18.10	33,934	-	-	-	33,934
Exercise of share purchase warrants 1996	1,313	36.20	47,507	-	-	-	47,507
Exercise of share purchase warrants 1997	6,563	14.45	94,806	-	-	-	94,806
Exercise of share purchase options 1997	8,250	5.78	47,674	-	-	-	47,674
Net loss from inception to January 31, 1997	-		-	-	(3,350,470)	-	(3,350,470)
Other comprehensive income from inception to January 31, 1997	-		-	-		3	3

Balance January 31, 1997	97,375		3,361,222	-	(3,350,470)	3	10,755
Issued for cash:
Private placement	25,000	11.49	287,294	-		-	287,294
Share purchase options	4,812	14.36	69,130	-		-	69,130
Share subdivision – 2 shares for 1 share	-		-	-		-
Issued for cash:
Private placement	15,625	11.49	179,559	-		-	179,559
Net loss for year	-		-	-	(574,492)	-	(574,492)
Other comprehensive loss for the year	-		-	-	-	(12,347)	(12,347)

…/Cont’d

SEE ACCOMPANYING NOTES

Continued

DORATO RESOURCES INC.

(A Development Stage Company)

INTERIM STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to April 30, 2006

(Stated in US Dollars)

(Unaudited)

					Deficit
					Accumulated	Accumulated
		Common		Additional	During the	Other
	Number	Stock		Paid-in	Development	Comprehensive
	of Shares	Price	Amount	Capital	Stages	Income (loss)	Total

Balance January 31, 1998	142,812		3,897,205	-	(3,924,962)	(12,344)	(40,101)
Issued for cash:
Share purchase warrants	24,687	12.35	304,866	-	-	-	304,866
Share purchase warrants	6,250	10.74	67,114	-	-	-	67,114
Share purchase options	5,688	13.42	76,342	-	-	-	76,342
	-			-
Net loss for year	-		-	-	(491,105)	-	(491,105)
Other comprehensive loss for the year	-		-	-	-	(15,396)	(15,396)

Balance January 31, 1999	179,437		4,345,527	-	(4,416,067)	(27,740)	(98,280)
Issued for cash	-
Share purchase warrants	9,688	12.43	120,451	-	-	-	120,451
Net loss for the year	-		-	-	(101,300)	-	(101,300)
Other comprehensive income for the year	-		-	-	-	2,484	2,484

Balance, January 31, 2000	189,125		4,465,978	-	(4,517,367)	(25,256)	(76,645)
Share consolidation – 1 share for 2 shares			-		-	-	-
Issued for cash:
Private placement	750,000	0.53	399,148	-	-	-	399,148
Share purchase warrants	3,125	0.53	1,663	-	-	-	1,663
Net loss for the year	-		-	-	(166,240)	-	(166,240)
Other comprehensive income for the year	-		-	-	-	8,357	8,357

Balance, January 31, 2001	942,250		4,866,789	-	(4,683,607)	(16,899)	166,283

…/Cont’d

SEE ACCOMPANYING NOTES

Continued

DORATO RESOURCES INC.

(A Development Stage Company)

INTERIM STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period ended January 31, 1982 to April 30, 2006

(Stated in US Dollars)

(Unaudited)

					Deficit
					Accumulated	Accumulated
		Common		Additional	During the	Other
	Number	Stock		Paid-in	Development	Comprehensive
	of Shares	Price	Amount	Capital	Stages	Income (loss)	Total

Issued for cash:
Private placement	125,000	2.00	247,316	-	-	-	247,316
Share purchase warrants	196,250	0.50	98,106	-	-	-	98,106
Escrow cancellation	(938)		-	-	-	-	-
Net loss for the year	-		-	-	(297,808)	-	(297,808)
Other comprehensive loss for the year	-		-	-	-	(5,878)	(5,878)

Balance January 31, 2002	1,262,562		5,212,211	-	(4,981,415)	(22,777)	208,019
Net loss for the year	-		-	-	(196,710)	-	(196,710)
Other comprehensive income for the year	-		-	-	-	3,535	3,535

Balance, January 31, 2003	1,262,562		5,212,211	-	(5,178,125)	(19,242)	14,844
Net loss for the year	-		-	-	(64,852)	-	(64,852)
Other comprehensive income for the year	-		-	-	-	(1,366)	(1,366)

Balance, January 31, 2004	1,262,562		5,212,211	-	(5,242,977)	(20,608)	(51,374)
Net loss for the year	-		-	-	(61,474)	-	(61,474)
Other comprehensive income for the year	-		-	-	-	(6,424)	(6,424)

Balance, January 31, 2005	1,262,562		5,212,211	-	(5,304,451)	(27,032)	(119,272)
Net loss for the year	-		-	-	(79,507)	-	(79,507)
Other comprehensive income for the year	-		-	-	-	(11,162)	(11,162)

Balance, January 31, 2006	1,262,562		5,212,211	-	(5,383,958)	(38,194)	(209,941)
Net loss for the period	-		-	-	(29,858)	-	(29,858)
Other comprehensive income for the period	-		-	-	-	(2,600)	(2,600)
Donated interest	-		-	5,354	-	-	5,354

Balance, April 30, 2006	1,262,562		$ 5,212,211	$ 5,354	$ (5,413,816)	$ (40,794)	$ (237,045)

The number of shares issued and outstanding have been restated to give retroactive effect to various consolidations and a forward split of its share capital .

SEE ACCOMPANYING NOTES

DORATO RESOURCES INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

April 30, 2006

(Stated in U.S. Dollars)

(Unaudited)

Note 1

Interim Reporting

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s January 31, 2006 annual financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s January 31, 2006 annual financial statements.

Note 2

Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At April 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $5,413,816 since its inception, has a working capital deficiency of $238,716 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Note 4

Related Party Transactions – Notes 3 and 6

The Company has incurred expenses paid to directors, former directors, officers, companies controlled by directors of the Company and companies with directors in common with the Company as follows:

			February 1, 1997
			(Date of
			Inception of
			Development
	Three months ended		Stage) to
	April 30,		April 30,
	2006	2005	2006

Consulting fees	$ 6,523	$ 6,096	$ 325,409
Donated interest expense	5,354	-	5,354
Management fees	-	-	87,486
Office and general	-	-	5,387
Professional fees	744	-	41,547
Severance pay	-	-	50,000

	$ 12,621	$ 6,096	$ 515,183

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Included in accounts payable at April 30, 2006 is $749 (January 31, 2006:  $1,338) with respect to fees and expenses due to directors of the Company and companies controlled by directors of the Company.

Due to related parties consist of advances from a director and an insider of the Company.  These amounts are unsecured, non-interest bearing and have no specific terms for repayment.  During the three months ended April 30, 2006, the Company imputed interest on the advances at a fair value of 10% per annum.

Note 5

Capital Stock

On April 24, 2006, the Company changed its name from Quest Ventures Inc. to Dorato Resources Inc. and consolidated its issued common shares on the basis of two old shares for one new share.  The number of shares referred to in these financial statements have been restated wherever applicable to give retroactive effect to this share consolidation.

Note 6

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

Note 7

Subsequent Event

a)

The Company received loan proceeds of $1,749 from a director of the Company. This loan is unsecured, non-interest bearing and has no specific terms for repayment.

b)

At the Company’s annual general meeting, the Company intends to propose the following:

i)

The Company proposes to issue up to 5,500,000 units in the capital stock of the Company at CDN$0.225 per unit.  Each unit will consist of one common share and one share purchase warrant exercisable at CDN$0.30 per share for a period of two years;

ii)

The Company proposes to issue 1,155,625 common shares of the Company at CDN$0.225 per share to settle outstanding debts totalling CDN$260,015; and

iii)

The Company proposes to forward split its common stock on the basis of one old share for three new shares.

The above proposals are subject to regulatory approval.

Item 2.

  Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995.  We caution readers regarding certain forward-looking statements in this document, press releases, securities filings, and all other documents and communications.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-QSB  ("Report") are forward looking.  The words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements."  While we believe in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks.  As a result of such risks, our actual results could differ materially from those expressed in any forward-looking statements made by, or on behalf of, the company.  We will not necessarily update information if any forward-looking statement later turns out to be inaccurate.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks and uncertainties set forth in our Annual Report on Form 10-KSB, as well as in other documents we file with the Securities and Exchange Commission ("SEC").

This report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended, and other applicable securities laws.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing.  Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

The following information has not been audited.  You should read this information in conjunction with the unaudited financial statements and related notes to the financial statements included in this report.

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

At our annual meeting of shareholders held on July 19, 2005, our shareholders approved a change of name from “Quest Ventures Inc to “Dorato Resources Inc., together with an alteration of our share capital by consolidating all of the then currently authorized share capital of 100,000,000 common shares without par value, of which 2,525,124 common shares were issued and outstanding, on a one new for two old basis, resulting in an authorized share capital of 50,000,000 shares without par value, of which 1,262,562 common shares are issued and outstanding, and a subsequent increase of the authorized capital from 50,000,000 common shares without par value to 100,000,000 common shares.   The Secretary of State for the State of Wyoming has now accepted the Articles of Amendment reflecting the reverse stock split, a subsequent increase in the authorized share capital and the change of name to "Dorato Resources Inc.".

Our shares commenced trading under our new name on the NEX, a division of the TSX Venture Exchange, effective April 24th, 2006, under the trading symbol “DRI.H”.

The report of our independent auditors on our January 31, 2006 financial statements includes a note stating that our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty, at this time. We have historically satisfied our capital needs primarily be issuing equity securities. Management plans to continue to provide for our capital needs during the year ended January 31, 2007 by issuing equity securities.

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

•

Impairment or disposal of long-lived assets; and

•

Deferred taxes.

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

Results of Operations

We incurred a net loss of US $29,858 for the three months ended April 30, 2006, compared to a loss of US $18,279 for the three months ended April 30, 2005.  The increase in operating expenses incurred during the three months ended April 30, 2006 compared with the operating expenses incurred during the three months ended April 30, 2005 was primarily the result of interest and bank charges of $5,410 (2005 - $Nil), increased filing fees of $4,236 (2005 - $3,147), professional fees of $8,082 (2005 - $5,216) and transfer agent fees $1,436 (2005 - $684).  There were no other significant changes in other general and administrative expenses.  In view of our lack of operations, our administrative expenses are nominal as we continue to strive to maintain minimum expenditures.  Our expenses consist primarily of consulting fees, filing fees, professional fees, office and general, transfer agent fees, interest and bank charges and rent.  The professional and consulting fees relate to services required in order to maintain financial reporting and public filing requirements.

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

Liquidity and Capital Resources

We had cash of US $830 as of April 30, 2006, compared to US $10 at April 30, 2005, an increase of US $820.  We do not have sufficient funds on hand for our current operations.  We anticipate that we will operate at a loss for the foreseeable future.  Our management has continued to provide capital through equity financing.  We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete any plan of operations.

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

Dated:  June 12th, 2006

DORATO RESOURCES INC.

By:

/s/ Anton J. Drescher

Anton J. Drescher,

Chief Executive Officer

Exhibit 31.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER  PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Anton J. Drescher, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Dorato Resources Inc.;

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

June 12th, 2006

/s/ Anton J. Drescher

Anton J. Drescher,

Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER  PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Donna M. Moroney, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Dorato Resources Inc.;

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

June 12th, 2006

/s/ Donna M. Moroney

Donna M. Moroney,

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Dorato Resources Inc. (the “Company”) on Form 10-QSB for the period ended April 30th, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anton J. Drescher, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:

/s/   Anton J. Drescher

Anton J. Drescher,

Chief Executive Officer

June 12th, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Dorato Resources Inc. (the “Company”) on Form 10-QSB for the period ended April 30th, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Donna M. Moroney, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:

/s/   Donna M. Moroney

Donna M. Moroney,

Chief Financial Officer

June 12th, 2006